Form 10-Q
period 1995-03-31
BONRAY DRILLING CORP
filed 1995-05-12
CIK 351693

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM________________________ TO__________________________


                      Commission File Number 0-9953

                       BONRAY DRILLING CORPORATION
          (Exact name of registrant as specified in its charter)



          Delaware                                   73-1086424
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)



          4701 N. E. 23rd Street, Oklahoma City, Oklahoma 73121
       (Address of principal executive offices, including zip code)

                               405/424-4327
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                 Outstanding at April 30, 1995
- -----                                 -----------------------------
Common Stock, $1.00 par value                   423,540 shares

                        BONRAY DRILLING CORPORATION
                                  Index

                                                                Page
                                                               Number
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at March 31,
   1995 and June 30, 1994.

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1995 and 1994.

Consolidated Statements of Cash Flows for the nine months ended March 31, 1995 and 1994.

Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.

Item 6.  Exhibits and Reports on Form 8-K.

              PART I.  FINANCIAL INFORMATION
               BONRAY DRILLING CORPORATION
           CONDENSED CONSOLIDATED BALANCE SHEETS
        (Information at March 31, 1995 is unaudited)
                     (Dollars in thousands)

                                                   March 31,   June 30,
                                                     1995        1994
                                                     ----        ----
Assets
Current assets:
   Cash and cash equivalents                       $   213     $     9
   Accounts receivable, net                          2,292       1,705
   Drilling contracts in progress                       42          34
   Prepaid expenses                                    100         103
                                                   -------     -------
      Total current assets                           2,647       1,851
Properties and equipment, net                        8,001       7,045
                                                   -------     -------
         Total assets                              $10,648     $ 8,896
                                                   =======     =======

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                $   846     $   897
   Note payable on short term line of credit             -         165
   Current portion of long term obligations            520           9
   Accrued liabilities:
      Salaries and wages                               187         162
      Workers' compensation insurance                  317          67
      Income taxes                                       8           -
      Other                                            128         200
                                                   -------     -------
      Total current liabilities                      2,006       1,500

Obligations due after one year                         584         214

Stockholders' equity:
   Common stock, $1.00 par value; 800,000
      shares authorized, 432,740 shares
      issued                                           433         433
   Capital in excess of par value                   12,497      12,497
   Accumulated deficit                              (4,780)     (5,656)
                                                   -------     -------
                                                     8,150       7,274
      Less - cost of 9,200 treasury shares              92          92
                                                   -------     -------

      Total stockholders' equity                     8,058       7,182
                                                   -------     -------
         Total liabilities and stockholders'
            equity                                 $10,648     $ 8,896
                                                   =======     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BONRAY DRILLING CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               (Dollars in thousands, except per share amounts)

                            Three Months Ended     Nine Months Ended
                                 March 31,              March 31,
                            1995      1994          1995      1994
                            ----      ----          ----      ----
Revenues:
   Contract drilling
      operations            $ 1,831   $ 1,564      $ 5,855   $ 5,620
   Gain (loss) on
      disposal of assets         12       (11)       1,030       (11)
   Other                         52        66          151       102
                            -------   -------      -------   -------
                              1,895     1,619        7,036     5,711

Costs and expenses:
   Contract drilling
      operations              1,516     1,345        4,703     4,855
   General and
      administrative            191       180          594       549
   Depreciation                 241       271          833       909
                            -------   -------      -------    ------
                              1,948     1,796        6,130     6,313
                            -------   -------      -------    ------
Net income (loss) before
   taxes                        (53)     (177)         906      (602)

Federal income taxes
   current                        -         -           30         -
                            -------   -------      -------   -------
Net income (loss)           $   (53)  $  (177)     $   876   $  (602)
                            =======   =======      =======   =======
Net income (loss) per share $  (.12)  $  (.42)     $  2.07   $ (1.42)
                            =======   =======      =======   =======
Average shares outstanding  423,540   423,540      423,540   423,540
                            =======   =======      =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                       BONRAY DRILLING CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                        (Dollars in thousands)

                                                     Nine Months Ended
                                                          March 31,
                                                       1995     1994
                                                       ----     ----
Cash flows from operating activities:
   Cash received from customers                      $ 8,070   $ 7,540
   Cash paid to suppliers and employees               (7,903)   (7,780)
   Cash received from settlement of insurance claims      11        47
   Other cash receipts                                   167        75
                                                     -------   -------
      Net cash provided (used) by
         operating activities                            345      (118)
                                                     -------   -------
Cash flows from investing activities:
   Proceeds from sales of assets                       1,616         1
   Capital expenditures                               (1,592)     (330)
                                                     -------   -------
      Net cash provided (used) by
         investing activities                             24      (329)
                                                     -------   -------
Cash flows from financing activities:
   Proceeds from short term borrowings                     -       476
   Repayment of short term borrowings                   (165)        -
                                                     -------   -------
   Net cash provided (used) by financing
      activities                                        (165)      476
                                                     -------   -------
Net increase in cash and cash equivalents                204        29
Cash and cash equivalents at beginning of period           9        64
                                                     -------   -------
Cash and cash equivalents at end of period           $   213   $    93
                                                     =======   =======

Reconciliation of net loss to net cash provided
   by operating activities:
Net income (loss)                                    $   876   $  (602)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                       833       909
      Change in assets and liabilities:
      Decrease (increase) in current assets:
        Accounts receivable                             (587)     (214)
         Drilling contracts in progress                   (8)      114
         Prepaid expenses and taxes                        3       (35)
      Increase (decrease) in current liabilities:
         Accounts payable                                (51)     (165)
         Accrued liabilities                             202       (16)
      Gain on disposal of assets                      (1,030)       11
     Obligations due after one year                       36      (112)
     Other                                                71        (8)
                                                     -------   -------
            Total adjustments                           (531)      484
                                                     -------   -------
Net cash provided by operating activities            $   345   $  (118)
                                                     =======   =======

Disclosure of non cash investing activities:
   During the quarter ended March 31, 1995, the Company acquired property, plant and equipment by assuming debt of $828,000.


The accompanying notes are an integral part of these financial statements.

                       BONRAY DRILLING CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
                               March 31, 1995


1. In the opinion of the Company the accompanying unaudited condensed financial statements contain all adjustments (consisting of primarily normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and June 30, 1994, the results of operations for the three and nine months ended March 31, 1995 and 1994 and the changes in financial position for the nine month periods then ended. The condensed balance sheet at June 30, 1994 was derived from information obtained from audited financial statements as of that date.

2. The results of operations for the three and nine month periods ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share is computed on the basis of the weighted average shares of common stock outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company reported net working capital at March 31, 1995 of $641,000 and a current ratio of 1.32 to 1, compared to net working capital of $2,068,000 and a current ratio of 2.48 to 1 at December 31, 1994. The decrease in cash and cash equivalents of $1,297,000 during the quarter is largely due to expenditures for drilling equipment.

     The energy industry remains generally depressed and is not expected to improve in the near future. Most of the Company's customers pay for services on a basis of 60 to 90 days. Due to the inordinate delay in collecting receivables, the Company has a line of credit at a local bank. The agreement with the bank provides for credit up to $750,000 at a rate 1/2% above the national prime lending rate and requires the Company to pledge up to 75% of its receivables. The agreement expires October 31, 1995. At the end of the quarter, the Company had no borrowings under this agreement.

     Management will continue to exercise tight controls in order to minimize expenses without affecting productivity and by making only those capital expenditures required to maintain the rigs in good operating condition.

Results of Operations

     Revenues from contract drilling operations for the third quarter of fiscal year 1995 were $1,831,000, compared to $1,813,000 reported last quarter and $1,564,000 reported for the same period last year.

     Gross income from drilling operations, excluding depreciation was $315,000 which compares to a gross income of $336,000 last quarter and gross income of $219,000 for the same quarter last year. Rig utilization during the third quarter of fiscal year 1995 was 42.56% compared to 38.39% last quarter and 35.95% for the same period last year.

     Daywork contracts generally provide for the payment of a certain amount per day without a limit on the time necessary to drill a well to its contract depth. Daywork contracts transfer certain risks associated with the drilling activity to the Company's customers.

     For footage contracts, the Company earns (at an agreed depth) a specific amount per foot drilled without regard to the problems it may encounter in the drilling process or the amount of drilling time necessary to achieve the contract depth. For turnkey contracts, the Company agrees to drill to a specified depth for a specified amount. It may also agree to provide additional materials and services in connection with the completion of a well which presents the opportunity for additional profits. Turnkey and footage contracts generally do not provide compensation for drilling delays or problems encountered in the drilling process, thus shifting certain risks to the Company.

     The following table shows the composition of revenue and operating profit from drilling contracts by type of contract. No allocation of corporate overhead, interest, or depreciation is reflected in the computations.

                    Nine Months Ended            Three Months Ended
                     3/31/95  3/31/94        3/31/95  12/31/94  3/31/94
                     -------  -------        -------  --------  -------
Revenue
   Daywork          87.1%     78.7%          90.6%     75.8%     100.0%
   Footage          11.4%      9.7%           9.4%     19.3%       0.0%
   Turnkey           1.5%     11.6%           0.0%      4.9%       0.0%
Operating Profit
   Daywork          91.6%     83.1%          92.3%     84.5%     100.0%
   Footage           7.3%      9.8%           7.1%     12.3%       0.0%
   Turnkey           1.1%      7.1%           0.6%      3.2%       0.0%

    Depreciation for the quarter was $241,000, which is $30,000 less than the same quarter a year ago. Both quarters include a charge to depreciation on stacked or mothballed rigs. Depreciation of these inactive rigs and equipment is equal to 20% of the amount which would be computed using the straight-line method over the estimated useful life of such drilling equipment.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Number

    27     Financial Data Schedule

(b) Reports on Form 8-K - There was one report on Form 8-K filed on April 13, 1995 for the purchase of drilling equipment.

                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BONRAY DRILLING CORPORATION


Date:  May 12, 1995                 By:   RICHARD B. HEFNER
                                        Richard B. Hefner, President and
                                        Chief Executive Officer

Date:  May 12, 1995                 By:   JOANNE BELCHER
                                        Joanne Belcher, Controller and
                                        Chief Accounting Officer