Form 10-K405
period 1995-06-30
BONRAY DRILLING CORP
filed 1995-09-27
CIK 351693

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934  [Fee Required]
For the fiscal year ended June 30, 1995
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934  [No Fee Required]
For the transition period from _______ to _________

                     Commission File Number 0-9953

                      BONRAY DRILLING CORPORATION
        (Exact name of registrant as specified in its charter)

           Delaware                               73-1086424
(State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization)             Identification Number)

4701 N. E. 23rd Street, Oklahoma City, OK                 73121
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  405/424-4327

Securities registered pursuant to Section 12(b) of the Act:  None

  Title of each class:   Name of each exchange on which register:
        None                             N/A

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock
                     Title of Class

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at August 31, 1995 was $2,090,830.

    The number of shares of common stock, $1.00 par value, outstanding at August 31, 1995 was 423,540.

    Part III incorporates information by reference from the Proxy
Statement for the Annual Meeting of Stockholders on November 14,
1995.

                                PART I

ITEM 1. BUSINESS

Introduction
- - ------------

    Bonray Drilling Corporation, a Delaware corporation formed in March 1980, is successor to a contract drilling business which has been in operation since 1957. The term "Company" includes Bonray Drilling Corporation and its predecessor corporate and divisional operations unless the context otherwise requires.

    The Company is engaged in domestic onshore contract drilling of oil and gas wells. It currently owns and has available for operation fifteen drilling rigs in Oklahoma, having depth capabilities ranging from 7,000 to 25,000 feet. The Company will extend its geographical area of operation if appropriate opportunities are presented.

Industry conditions and utilization rates
- - -----------------------------------------

    The Company's contract drilling revenues depend upon the utilization of, and contract rates for, its drilling rigs. These factors are affected by a number of variables, including competitive conditions in the drilling industry and the amount of exploration and development activity conducted by oil and gas producers.

    The level of domestic drilling activity has historically fluctuated widely and cannot be predicted because of the uncertainty of numerous factors affecting the petroleum industry, including oil and gas selling prices and the degree of government regulation of the industry. The demand for rigs has greatly declined since the fourth quarter of 1982 due to the decline in the exploration for and development of oil and gas reserves, which resulted from the decrease in the sales price of oil and gas. Lower rig utilization rates have caused intense price competition in the industry. During the month of July 1995, the Company operated at approximately 49.7% of capacity.

    The following table sets forth certain information with respect to the drilling activities of the Company. The utilization rate represents the number of days during which a rig was operating or being made ready to operate in a given period, expressed as a percentage of the number of days that the rig was owned by the Company and available for work during that same period.

                                          Years ended June 30,
                                ------------------------------------
                                1995    1994    1993    1992    1991
                                ----    ----    ----    ----    ----
Utilization rate <F1>           43.4%   38.6%   41.9%   28.0%  37.3%
Rigs available for work at
   end of period                  15      14      14      14     14
Wells drilled                     62      59      61      43     53
Footage drilled (thousands)      505     489     547     344    457
- - ---------------

<F1> Rigs being dismantled, moved and assembled were treated as utilized if the Company was paid by a customer or if the Company allowed for such activity in determining the price under a related drilling contract.

Contracts
- - ---------

    The terms and rates of the Company's drilling contracts vary depending upon the location, duration and complexity of the drilling, the equipment and services provided, and other factors. As of August 31, 1995, seven rigs were under contract for the drilling of twelve wells.

    As of that date, five of the Company's rigs were operating on a daywork basis, pursuant to which the Company is paid monthly a specified amount per day based on the depth capability of the rig. The Company is paid for all days during the term of the contracts except days for which the rigs are not in operation because of repairs or maintenance. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the well to be drilled, and provide for payment by the customer of certain costs and expenses of transporting, assembling and dismantling the rigs. While working under daywork contracts, the Company bears no part of the costs due to in-hole losses such as time delays for various reasons, including stuck drill strings and blowouts.

    The Company also enters into footage and turnkey contracts.
Footage and turnkey contracts, as opposed to daywork contracts, shift the risk of loss in drilling from the customer to the drilling contractor and, as a consequence, result in greater variation in profitability. As of August 31, 1995, two rigs were operating under footage contracts. Footage contracts usually provide for payment of an agreed price per foot of hole drilled to a specified depth regardless of the time required or the problems encountered. Turnkey contracts, of which none were in process at August 31, 1995, provide for payment of an agreed price upon the attainment of a specified objective. Turnkey contracts require more services of the contractor and, consequently, result in additional risks, costs and higher revenues which are not inherent in footage or daywork contracts. Turnkey contracts include costs for casing, cementing, drilling mud, and logging services. The Company determines the manner of drilling and type of equipment to be used, subject to customer specifications.

    The Company prefers to work on a daywork basis, as it does not believe the potentially higher profit margins of footage and turnkey contracts justify the associated increased risks. However, in periods of lesser demand, the Company is generally required to work on a footage or turnkey basis, particularly with respect to shallow drilling.

    The following table indicates the percentage of drilling revenues attributable to the foregoing types of contracts for the periods indicated:

                                   Years ended June 30,
                        --------------------------------------------
                        1995      1994      1993      1992      1991
                        ----      ----      ----      ----      ----
Type of Contract:
   Daywork              88.5%     77.0%     42.8%     70.5%     43.3%
   Footage              10.5%     12.0%     18.4%     26.7%     18.8%
   Turnkey               1.0%     11.0%     38.8%      2.8%     37.9%

Customers and competition
- - -------------------------

    The Company's customers include major integrated oil companies and independent oil and gas producers. The following table summarizes the Company's sources of contract drilling revenue and wells drilled for each of the three years in the period ended June 30, 1995:

                                                       Years ended June 30,
                                                      (Dollars in thousands)
                         ---------------------------------------------------------------------------
                                  1995                        1994                      1993
                         Wells                      Wells                     Wells
                         Drld.   Amount      %      Drld.    Amount     %     Drld.    Amount     %
                         -----   ------      --     -----    ------     --    -----    ------     --
Avalon Exploration          9    $2,561      30       13     $2,324     29     6       $1,933     20
Sanguine, Ltd.              4       879      10        1        162      2     5        1,506     16
Marathon Oil                6     2,082      25       10      1,766     22     8        1,731     18
DLB Energy                  -         -       -        4        871     11     9        1,480     15
All Others                 43     2,964      35       31      2,789     36    33        2,981     31
                           --    ------     ---       --     ------    ---    --       ------    ---
Totals                     62    $8,486     100       59     $7,912    100    61       $9,631    100
                           ==    ======     ===       ==     ======    ===    ==       ======    ===

    The Company competes with a large number of companies in the marketing of its drilling services, some of which have substantially greater resources available than the Company. The Company believes that competition is based principally on the availability of suitable drilling rigs and related equipment, expertise, price and reputation, and believes that it is able to compete effectively with respect to each of such factors. Competition is primarily regional and may vary from time to time by region. Rigs can be moved, however, from one region to another in response to perceived demand.

    Conditions in the industry remain very competitive. Maintenance of on-going customer relationships is extremely important. However, vigorous competition will make it difficult to maintain such relationships.

    The Company maintains four trucks in order to move some of its rigs to drill sites on an economic basis but contracts with common carriers and contractors for rig assembly and disassembly. The cost of transportation is usually included in the daywork rate, with some reimbursements generally allowed. Footage and turnkey contracts usually require the Company to absorb these costs.

Regulatory matters
- - ------------------

    General - The production and sale of crude oil and natural gas are currently subject to extensive regulation and significant taxation by both federal and state authorities. Most states (including Oklahoma) have regulations which pertain to spacing of wells, preventing waste of oil and gas, limiting rates of production, proration of production, prevention and clean-up of pollution and similar matters. These regulations decrease producer profitability which in turn decreases the demand for contract drilling.

    Environmental regulation - The Company's operations are subject to numerous federal, state and local laws and regulations controlling the discharge of material into the environment or otherwise relating to the protection of the environment. The Company believes that it complies with those regulations and laws affecting its operations. Such compliance has not had and is not currently expected to have, a material effect upon the Company's capital expenditures, earnings or competitive position.

Operating risks and insurance
- - -----------------------------

    Contract drilling by its nature involves numerous operating hazards and risks, including blowouts, craterings, fires and explosions, any of which can cause serious damage to property and equipment and personal injuries or loss of life. There is also a risk that oil spillage, gas leakage or fires could result in serious environmental damage. The Company carries insurance customary for the industry but may not be fully insured against all risks either because they are not fully insurable or because premium costs are prohibitive. The occurrence of an event against which the Company is not fully insured could cause the Company to incur substantial costs and loss of revenue.

    The Company insures its rigs for amounts approximating their fair market values (less $25,000 deductible per occurrence). The Company purchases workers' compensation insurance under a loss rating plan. This plan affords the Company the opportunity to pay less than standard premium or the risk of paying more than standard premium depending on losses incurred. The Company limits its exposure within the plan to $250,000 ($100,000 beginning June 1995) per incident.

Employees
- - ---------

    As of June 30, 1995, the Company had 24 salaried and approximately 115 hourly employees. The number of hourly employees varies, depending upon the level of rig utilization.

          EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company:

     Name                  Age           Positions
     ----                  ---           ---------

Raymond H. Hefner, Jr.     68     Chairman of the Board of Directors

Richard B. Hefner          35     President and Chief Executive Officer

    Officers are elected annually by the Board of Directors.

    Raymond H. Hefner, Jr., was elected Chairman of the Board of Directors of the Company upon its inception in March 1980. He served as Chief Executive Officer from that time until June 30, 1993. He founded Bonray Energy Corporation ("BEC"), a company engaged in oil and gas exploration and production and the predecessor of the Company's operations, in 1957. He served as Chairman of the Board, Chief Executive Officer and Treasurer of BEC from 1957 until November 1, 1991, when BEC was sold to Ensign Oil & Gas, Inc., and became EOG (Oklahoma) Inc. Mr. Hefner also serves as President of Bonray, Inc., a privately held oil and gas investment company. He previously served as Chairman of the Board of Liberty Bank and Trust Company of Oklahoma City, N.A., a national bank; Vice Chairman of the Board of Liberty Bancorp, Inc., a bank holding company; and currently serves as a director of Liberty Bancorp, Inc., Liberty Bank and Trust Company of Oklahoma City, N.A., Liberty Bank and Trust Company of Tulsa, N.A., Oklahoma Health System, Liberty Mutual Insurance Company, Liberty Mutual Life Insurance Company, Liberty Financial Companies, Inc. and is a Southwest advisory director for Liberty Mutual Insurance Company. Mr. Hefner joined the board of directors for Gulf Canada Resources Limited January 25, 1995. He is the father of Richard B. Hefner.

    Richard B. Hefner was elected Chief Executive Officer effective June 30, 1993. He has served as President, Chief Operating Officer and Director of the Company since October 1990. Mr. Hefner is a general partner of Hefner Enterprises, a Texas general partnership, and serves as Vice President of Bonray, Inc., a privately held oil and gas investment company. He has served as Vice President and General Manager of Canadian Valley Ranch, Inc., a pure-bred livestock production company, since 1982. He is the son of Raymond H. Hefner, Jr.

ITEM 2.  PROPERTIES

    The Company owns approximately forty acres of land located in Oklahoma City, Oklahoma, on which an office building and repair, support and storage facilities for the Company's operations are located. These facilities include a repair shop (8,000 square feet) and three warehouses. The office building (3,600 square feet) was renovated in fiscal year 1992 to be used by office personnel.

    The Company presently owns and operates fifteen drilling rigs.
Although four of these drilling rigs have been "mothballed", thus requiring major expenditures in order to become productive, the remaining eleven rigs are in good operating condition. Although the rigs with less depth capacity have had greater utilization in recent years, those rigs with deeper capacity are available if deep gas drilling activity increases. (See "Item 1. Business" for utilization rates, drilling contracts and customers.) The following table sets forth certain information relating to the Company's drilling rigs presently available for operation:

             Depth
 Rig       Capability                             Customer at
Number     (feet)<F1>           Type            August 31, 1995
- - ------     -----------       -----------        ---------------
  1          16,000          Oilwell 760            Marathon
  2          20,000          Oilwell 860           mothballed
  3          10,000          Ideco 525             mothballed
  4          12,000          Unit U-40               Avalon
  5           9,000          National 50-A            <F2>
  6           9,000          National 50-A         mothballed
  7           7,000          Cooper 550              Hollrah
  8          10,000          Cooper LTO 750          Keener
 10          12,000          National 55              <F2>
 21          12,000          Ideco 750               Bolin
 30          20,000          National 1320-M       mothballed
 31          25,000          National 1320-M          <F2>
 32          20,000          National 110-M          Avalon
 33          20,000          Mid Continent U914     Sanguine
 34          25,000          Gardner Denver 1500      <F2>

<F1> Depth capabilities are based upon the use of 4.5 inch or 5 inch drill pipe and normal casing designs. The capabilities may vary as a result of the use of different drill pipe or unusual casing designs.

<F2> Not operating at August 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or any of its property is subject.

    There are no material administrative or judicial proceedings arising under any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. No such proceedings are known to be contemplated by governmental authorities. No material legal proceedings were terminated during the fourth quarter ended June 30, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended June 30, 1995.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    The common stock of the Company is traded over-the-counter under the NASDAQ symbol BNRY. The following is the range of prices for the Company's common stock for each of the quarters in the two year period ended June 30, 1995:

                    1995 Bids<F1>                  1994 Bids<F1>
                 ------------------              ----------------
Quarter           High        Low                 High        Low
- - -------          ------     ------               ------     ------
First            $ 7.50     $ 7.00               $ 8.75     $ 8.25
Second           $ 8.25     $ 7.75               $ 8.50     $ 8.00
Third            $ 8.50     $ 8.50               $ 8.00     $ 7.25
Fourth           $ 8.50     $ 8.50               $ 7.25     $ 7.25

<F1> Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    No dividends have been paid since the inception of the Company. At present, the Company intends to maintain a policy of retaining any earnings for its operations.

    At August 31, 1995, Bonray Drilling Corporation had approximately 571 stockholders of record, not including individual stockholders whose shares are held in street name by brokerage, nominee or depository firms.

ITEM 6.  SELECTED FINANCIAL DATA

                        1995      1994      1993      1992        1991
                      ------    -------   -------   -------      -------
Operating revenues    $8,486    $ 7,912   $ 9,631   $ 5,145      $ 8,619
                      ======    =======   =======   =======      =======

Net income (loss)     $  866    $  (575)  $(1,551)  $(1,179)<F2> $(5,283)<F1>
                      ======    =======   =======   =======      =======

Net income (loss)
   per share          $ 2.05    $ (1.36)  $ (3.66)  $ (2.78)<F2> $(12.47)<F1>
                      ======    =======   =======   =======      =======

Weighted average
  shares outstanding  423,540   423,540   423,540   423,540      423,540

Total assets          $10,647   $ 8,896   $ 9,419   $10,295      $11,391
                      =======   =======   =======   =======      =======
Obligations due
  after one year      $   693   $   214   $   388   $     -      $     -
                      =======   =======   =======   =======      =======

No cash dividends were declared or paid during the periods.

<F1> Includes $5,106,000 ($12.05 per share) relating to a write-down of the Company's drilling equipment during the year.

<F2> Includes cumulative effect on prior years of $100,000 ($.24 per share)
due to change in method of accounting for income taxes. See Note 2 of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    References to 1995, 1994 and 1993 refer to the Company's fiscal years ended June 30, 1995, June 30, 1994 and June 30, 1993, respectively.

Liquidity and capital resources
- - -------------------------------

    The Company reported net working capital on June 30, 1995 of $508,000 and a ratio of current assets to current liabilities of 1.27 to 1. The $157,000 increase in working capital was largely a result of a higher utilization rate than reported for the previous year. The Company will continue to maintain its drilling rig fleet in good operating condition through the use of working capital generated from operations.

    Due to the depressed status of the energy industry, some of the Company's customers pay for services on a basis of sixty to ninety days. Due to the delay in collecting receivables, it became necessary to obtain a line of credit with a local bank. The credit agreement provides for a maximum of $750,000 at an interest rate of 1/2% above the national prime lending rate recognized by the bank and is collateralized by accounts receivable. The agreement expires October 31, 1995, unless renewed. At June 30, 1995, the Company had no borrowings under this agreement.

    In connection with the purchase of drilling equipment, a note payable was issued to the seller for $828,000, payable in monthly installments of principal and interest in the amount of $50,000 until paid in full with interest at a rate of 1% above the national prime lending rate (aggregate rate of 10% at June 30, 1995), and is secured by the equipment purchased.

    Over the last several years, the Company generated additional net operating losses for tax purposes due primarily to its use of accelerated depreciation which exceeds accumulated book deprecation. The Company was able to utilize a portion of these losses in its current year tax return. The remaining net operating losses are available for use in future periods due to carryover provisions. These carryover provisions will begin to expire in the year 2001.

    At the end of the year, the Company had no material commitments for capital expenditures.

Results of operations
- - ---------------------

    Revenues from drilling operations were $8,486,000 in 1995, an increase of 7% from $7,912,000 in 1994 and a decrease of 12% from $9,631,000 reported in 1993. The increase from 1994 is represented by a higher utilization of the Company's drilling fleet while the decrease from 1993 is due to the decrease in the number of turnkey contracts in relation to total contracts. Unstable natural gas prices and fluctuating crude oil prices have continued to depress the drilling industry. Competition for contracts remains strong. However, the Company's attempts to raise rates have been somewhat successful.

    The Company's ability to operate on a large percentage of daywork contracts as opposed to footage and turnkey contracts, along with a reduction in depreciation in 1995, resulted in gross profit on drilling contracts (drilling operations revenue less drilling operations' cost and depreciation) of $491,000 compared to a gross profit of $51,000 reported in 1994 and a gross loss of $823,000 reported in 1993. The decrease in depreciation expense in 1995 and 1994 is due to the cost of certain rigs more regularly operated becoming fully depreciated during the period. A significant charge results from depreciating mothballed drilling rigs pursuant to the Company's policy initiated in 1986. Additional depreciation under this policy amounted to $36,000 in 1995, $131,000 in 1994 and $223,000 in 1993. Without the mothballed drilling rig depreciation gross profit on drilling contracts would have been $527,000 in 1995 and $182,000 in 1994, while gross loss on drilling contracts would have been $600,000 in 1993.

    The income before provision for income taxes this year of $901,000 is the result of a gain of approximately $1,000,000 from the sale of one of the Company's rigs and related equipment.

    Workers' compensation insurance costs and claims for self-insured risks account for the Company's highest cash expense other than labor. These costs were $979,000 in 1995, $876,000 in 1994 and $1,047,000 in
1993 or 25%, 23% and 27%, respectively, of payroll expenditures. Of the amount expended in 1995, 1994, and 1993 for workers' compensation insurance costs, 4%, 11% and 2%, respectively, were due to revisions in estimates of claims from prior fiscal years. To place greater emphasis on safety, the Company implemented a tenure and drug screening program in 1991 to help reduce these costs. The tenure program was changed to a Safety Award Program in 1994. Because workers' compensation law and insurance coverage allow claims to remain open after a policy year ends, it is difficult to determine the Company's total liability for any given year.

    The following table indicates the percentage of the Company's drilling revenues attributable to the various types of contracts for each of the three years ended June 30, 1995:

                                     Years ended June 30,
                                ----------------------------
                                1995        1994        1993
                                ----        ----        ----
Type of Contract:
   Daywork                      88.5%       77.0%       42.8%
   Footage                      10.5%       12.0%       18.4%
   Turnkey                       1.0%       11.0%       38.8%

    Gross profit, excluding indirect costs associated with contract drilling operations and depreciation of mothballed drilling rigs, attributable to the various types of contracts for the same three years are as follows:

                                    Years ended June 30,
                                --------------------------
                                1995       1994       1993
                                ----       ----       ----
Type of Contract:
   Daywork                      91.0%      80.1%      67.2%
   Footage                       8.2%      12.6%      23.8%
   Turnkey                        .8%       7.3%       9.0%


Inflation
- - ---------

    The effect of inflation on the Company's operations has been insignificant because of the low rate of inflation in recent years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company, together with the report thereon of Ernst & Young LLP, are set forth on pages 13 through 22 hereof. (See Item 14 for Index.)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by Item 304 of Regulation S-K is not applicable to the Company.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company required by Item 401 of Regulation S-K and presented in the section entitled "Information Concerning Nominees and Directors" of the Company's Proxy Statement for the annual meeting of Stockholders on November 14, 1995, is hereby incorporated by reference. (See Item 1 for information relating to the identification and business experience of the Company's executive officers). The information required by Item 405 of Regulation S-K does not require disclosure by the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    The information relating to the remuneration of directors and officers required by Item 402 of Regulation S-K and presented in the section entitled "Executive Compensation" of the Company's
Proxy Statement for the annual meeting of Stockholders on November 14, 1995, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information relating to security ownership required by Item 403 of Regulation S-K and presented in the section entitled "Voting Securities Outstanding, Security Ownership of Management and Principal Stockholders," of the Company's Proxy Statement for the annual meeting of Stockholders on November 14, 1995, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to transactions with management and business relationships required by Item 404 of Regulation S-K and presented in the section entitled "Transactions With Management" of the Company's Proxy Statement for the annual meeting of Stockholders on November 14, 1995, is hereby incorporated by reference.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     1 and 2. Index to Financial Statements and Financial Statement Schedules.
              ---------------------------------------------------------------

     Report of independent auditors

     Covered by report of independent auditors:
          Balance sheets at June 30, 1995 and 1994
          Statements of operations and accumulated deficit for each of the three years in the period ended June 30, 1995
          Statements of cash flows for each of the three
               years in the period ended June 30, 1995
          Notes to financial statements

     All financial statement schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

     3.  Exhibits
         --------

    The following documents are exhibits to this Form 10-K. Each document marked by an asterisk is hereby incorporated herein by reference to same document previously filed with the Securities and Exchange Commission.

Exhibit
Number   Document
- - -------  --------

3(a) Registrant's Certificate of Incorporation and all amendments (filed as Exhibit 19(a) to Form 10-Q for the six months ended December 31, 1986).*

3(b) Registrant's Restated By-Laws (dated May 6, 1981, as amended November 25, 1986)(filed as Exhibit 19(b) to Form 10-Q for the six months ended December 31, 1986).*

10(a) 1981 Incentive Stock Option Plan for Bonray Drilling Corporation and its Subsidiaries.

10(b) Commercial Promissory Note - Fixed or Variable Rate by and between Bonray Drilling Corporation and BancFirst.


(b) Reports on Form 8-K

    A report on Form 8-K was filed on April 13, 1995.

                    Report of Independent Auditors



The Board of Directors and Stockholders
Bonray Drilling Corporation

    We have audited the accompanying balance sheets of Bonray Drilling Corporation as of June 30, 1995 and 1994, and the related statements of operations and accumulated deficit and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonray Drilling Corporation at June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP
                                       Ernst & Young LLP

Oklahoma City, Oklahoma
August 11, 1995

                     BONRAY DRILLING CORPORATION
                          BALANCE SHEETS
                       June 30, 1995 and 1994

ASSETS                                         1995        1994
                                             (Dollars in thousands)
Current assets:
    Cash and cash equivalents                 $   160     $     9
    Accounts receivable (Note 3)                2,139       1,705
    Drilling contracts in progress                 21          34
    Prepaid expenses                               94         103
                                              -------     -------
       Total current assets                     2,414       1,851

Properties and equipment:
    Drilling equipment (Note 3)                20,766      20,941
    Land                                          110         110
    Buildings                                     356         346
    Other equipment                             1,093       1,069
                                              -------     -------
                                               22,325      22,466
    Less accumulated depreciation              14,092      15,421
                                              -------     -------
       Net properties and equipment             8,233       7,045
                                              -------     -------
                                              $10,647     $ 8,896
                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                          $   965     $   897
    Notes payable (Note 3):

       Short term line of credit                    -         165
       Other                                      551           -

    Accrued liabilities:
       Salaries and wages                         163         162
       Payroll and other taxes                     61          67
       Workers' compensation insurance
          (Note 4)                                 66         135
       Other                                      100          74
                                              -------     -------
          Total current liabilities             1,906       1,500

Obligations due after one year:
    Workers' compensation insurance (Note 4)      447         188
    Notes payable (Note 3)                        191           -
    Other                                          55          26

Stockholders' equity (Note 5):
    Common stock, $1.00 par value; 800,000
       shares authorized, 432,740 shares
       issued                                     433         433

   Capital in excess of par value              12,497      12,497
    Accumulated deficit                        (4,790)     (5,656)
                                              -------     -------
                                                8,140       7,274
    Less 9,200 shares of treasury stock,
       at cost                                     92          92
                                              -------     -------
          Total stockholders' equity            8,048       7,182
                                              -------     -------
                                              $10,647     $ 8,896
                                              =======     =======

The accompanying notes are an integral part of these financial statements.

                      BONRAY DRILLING CORPORATION
            STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                Years ended June 30, 1995, 1994 and 1993
            (Dollars in thousands, except per share amounts)

                                        1995      1994      1993
                                        ----      ----      ----
Revenues:
    Contract drilling operations
       (Note 6)                        $ 8,486   $ 7,912   $ 9,631
    Gain (loss) from sale of assets      1,029        (3)      (25)
    Interest and other income              172       137        66
                                       -------   -------   -------
                                         9,687     8,046     9,672
Costs and expenses (Note 4):
   Contract drilling operations          6,865     6,649     8,924
   General and administrative              752       687       713
   Interest and other expense               39        73        56
   Depreciation                          1,130     1,212     1,530
                                       -------   -------   -------
                                         8,786     8,621    11,223

Income (loss) before provision for
   income taxes                            901      (575)   (1,551)

Provision for income taxes (Note 2)         35         -         -
                                       -------   -------   -------
      Net income (loss)                    866      (575)   (1,551)

Accumulated deficit at beginning
   of year                              (5,656)   (5,081)   (3,530)
                                       -------   -------   -------
Accumulated deficit at end of year     $(4,790)  $(5,656)  $(5,081)
                                       =======   =======   =======
Net income (loss) per share            $  2.05   $ (1.36)  $ (3.66)
                                       =======   =======   =======
Weighted average shares outstanding    423,540   423,540   423,540
                                       =======   =======   =======

The accompanying notes are an integral part of these financial statements.

                      BONRAY DRILLING CORPORATION
                        STATEMENTS OF CASH FLOWS
                Years ended June 30, 1995, 1994 and 1993
                         (Dollars in thousands)

                                        1995     1994      1993
                                        ----     ----      ----
Cash flows from operating activities:

   Cash received from customers        $10,910  $10,492   $12,948

   Cash paid to suppliers and
      employees                        (10,178) (10,285)  (12,239)
   Interest received                        36        -         -
   Interest paid                           (27)     (31)      (16)
   Income taxes paid                       (30)       -         -
   Other cash receipts                     152      124       115
                                       -------  -------   -------
      Net cash provided by
         operating activities              863      300       808

Cash flows from investing activities:

   Proceeds from sales of assets         1,659        4        25
   Capital expenditures                 (2,120)    (424)     (759)
   Insurance proceeds for reimbursements
      of losses pertaining to properties
      and equipment                          -        -       153
                                       -------  -------   -------
      Net cash used by investing
         activities                       (461)    (420)     (581)

Cash flows from financing activities:
   Payments on notes payable               (86)       -         -
   Net increase (decrease) in
      borrowings on short-term line
      of credit                           (165)      65      (200)
                                       -------  -------   -------
   Net cash provided (used) by
      financing activities                (251)      65      (200)
                                       -------  -------   -------
   Net increase (decrease) in cash
      and cash equivalents                 151      (55)       27

Cash and cash equivalents at
   beginning of year                         9       64        37
                                       -------  -------   -------
Cash and cash equivalents at
   end of year                         $   160  $     9   $    64
                                       =======  =======   =======

Reconciliation of net income (loss)
   to net cash provided by
   operating activities:

Net income (loss)                      $  866   $  (575)  $(1,551)

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

     Depreciation                        1,130    1,212     1,530
     (Gain) loss on sales of assets     (1,029)       3        25

     Change in assets and liabilities:

     Decrease (increase) in
        current assets:

        Accounts receivable               (434)    (578)     (233)
        Drilling contracts in
           progress                         13      196       (28)
        Prepaid expenses                     9      (14)      135

     Increase (decrease) in
        current liabilities:

        Accounts payable                    68      107       313
        Accrued liabilities                (48)      54       174

     Accrued workers' compensation
        insurance and other due after
        one year                           288     (174)      388
     Other                                   -       69        55
                                       -------  -------   -------
           Total adjustments                (3)     875     2,359
                                       -------  -------   -------

Net cash provided by operating
   activities                          $   863  $   300   $   808
                                       =======  =======   =======

Disclosure of noncash investing and
   financing activities:

   During the year ended June 30, 1995, the Company acquired property, plant and equipment by issuing a note payable of $828,050.


The accompanying notes are an integral part of these financial statements.


                      BONRAY DRILLING CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                Years ended June 30, 1995, 1994 and 1993


1.  Basis of financial statements and significant accounting policies
    -----------------------------------------------------------------

    Cash and cash equivalents - Cash and cash equivalents include cash deposits in banks and short-term investments with original maturities of three months or less from the date of purchase by the Company.

    Contract drilling operations - Revenue earned from footage and turnkey contracts is recognized by the completed contract method, while revenue earned from daywork contracts is recognized by the percentage-of-completion method. Provision is made for the entire amount of expected losses on contracts, if any, in the period in which such losses are first determined.

    Valuation of properties and equipment - Drilling equipment is stated at amounts representing historical cost adjusted by prior year write-downs totaling approximately $21,000,000 based on the expected future economic value of such equipment. This value was determined by projecting the estimated future cash flows generated by drilling equipment based on the Company's historical utilization rates and profit margins as well as consideration of the economic conditions of the industry. Additions to drilling equipment, land, buildings and other equipment are reported at cost.

    In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of." Under the new rules long-lived assets must be reviewed for impairment at the lowest level for which there are identifiable cash flows for the Company's asset base and any impairment would be measured based on the fair value of the assets and would be reported in the year in which the statement is initially adopted. The statement is required to be adopted by the Company by fiscal year 1997. The Company is in the preliminary stages of evaluating the financial statement impact of adoption of this statement and, accordingly, such impact has not been determined.

    Depreciation - Depreciation of drilling equipment is computed on an operating day basis (net of estimated salvage value), except for drilling rigs and related equipment which are "mothballed" or otherwise not expected to be used for an extended period of time. Annual depreciation of these inactive rigs and related equipment is equal to 20% of the amount of depreciation which would be computed using the straight-line method over the estimated useful life of such drilling equipment. To the extent that the inactive rigs and related equipment are utilized during the year, depreciation is provided on an annual basis at the greater of the amount computed using the 20% rate or the operating day basis. The specific inactive drilling equipment used in any year may vary so the net book value of this equipment and the depreciation expense relating to it will vary accordingly. The net book value of such drilling equipment is $733,000 and $1,356,000 at June 30, 1995 and 1994, respectively. The
Company recorded $36,000 of depreciation in 1995, $131,000 in 1994 and $223,000 in 1993 on these inactive rigs and related equipment, or $.08 per share, $.31 per share, and $.53 per share, respectively.

    Depreciation of buildings and other equipment is computed by the straight-line method over the estimated useful lives of the assets.

    Income (loss) per share - Income (loss) per share is computed on the basis of weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

    Credit risk - The Company operates fifteen drilling rigs in the state of Oklahoma and grants credit, which is generally unsecured, to its customers (Note 6). At June 30, 1995 approximately 84% of the Company's accounts receivable were from three customers. The Company has not experienced any significant credit losses in 1995, 1994 or 1993 and is not aware of any significant uncollectible accounts at June 30, 1995.

2.  Income taxes
    ------------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1995 and 1994 are as follows (dollars in thousands):

                                                 1995      1994
                                                 ----      ----
Deferred tax liability - tax
      depreciation over book
      depreciation and write-downs              $   807   $ 1,198
                                                =======   =======
Deferred tax assets:
   Net revenues and expenses
      recognized for tax purposes
      which are deferred for
      financial purposes                        $     7   $    10
   Net operating loss carryforwards               2,216     2,934
                                                -------   -------
      Total deferred tax assets
         before valuation allowance               2,223     2,944
      Less: Valuation allowance
         recognized                               1,416     1,746
                                                -------   -------
         Net deferred tax assets                $   807   $ 1,198
                                                =======   =======

    The deferred tax assets and liability are offset and, therefore, no deferred tax asset or liability is reflected in the Company's balance sheets at June 30, 1995 and 1994.

    The difference between the amount of the credit for income taxes and the amount which would result from the application of the statutory rate to income (loss) before provision (credit) for income taxes is analyzed as follows (dollars in thousands):

                                        1995     1994      1993
                                        ----     ----      ----
Provision (credit) for income taxes
   at statutory rate                   $  306   $ (201)   $ (527)
Difference resulting from:
   Increase (decrease) in valuation
      allowance for net deferred
      tax assets                         (330)     215       547
   Alternative minimum tax                 35        -         -
   Other                                   24      (14)      (20)
                                       ------   ------    ------
      Provision for income taxes       $   35   $    -    $    -
                                       ======   ======    ======

    At June 30, 1995, the Company has net operating loss carryforwards for federal tax purposes of approximately $5,100,000 which will expire beginning in the year 2001 if not used. At June 30, 1995, the net operating loss carryforwards for state tax purposes amounted to approximately $12,600,000.

3.  Notes Payable
    -------------

    During the year ended June 30, 1995, the Company acquired drilling and other equipment by issuing a note payable of $828,000 to the seller of the equipment. The note is payable in monthly installments of principal and interest in the amount of $50,000 until paid in full with interest at a rate of 1% above the national prime lending rate (aggregate rate of 10% at June 30, 1995) and is secured by the equipment purchased. The balance due under the agreement at June 30, 1995 was $742,000, of which $551,000 is expected to be due within one year with the remainder due in 1997.
The note also contains a prepayment option for the Company and allows the Company to defer up to four of the monthly payments.

    The Company has a revolving line of credit agreement (the "credit agreement") with a bank. Credit availability is subject to a monthly borrowing base determination calculated as 75% of the Company's accounts receivable less than 90 days old, not to exceed $750,000. At June 30, 1994, $165,000 of borrowings were outstanding under the revolving line of credit (none at June 30, 1995). The credit agreement, which expires October 31, 1995 unless renewed, provides for monthly interest payments which accrue at a rate of 1/2 of 1% over the lender's national prime rate (aggregate rate of 9.5% at June 30, 1995, and 7.75% at June 30, 1994). Outstanding advances and accrued interest are due in full upon expiration of the credit agreement. The credit agreement is secured by the Company's accounts receivable.

4.  Contingency
    -----------

    The Company is covered by a workers' compensation insurance plan for its employees under which the Company is responsible for claims up to $250,000 ($100,000 beginning June 1995) per incident. The Company changed from a retrospective rating plan to a paid loss plan effective with the year ended June 30, 1995. Under the paid loss plan the Company will reimburse the workers' compensation administrator for costs as those costs are paid by the administrator, normally over a five year period.
Of these costs, $302,000 is included in workers' compensation insurance due after one year in the accompanying 1995 balance sheet. Total workers' compensation costs incurred by the Company were $979,000, $876,000 and $1,047,000 for the years ended June 30, 1995, 1994 and 1993 respectively, and were based on actual and estimated claims incurred.

    Workers' compensation expense for the years ended June 30, 1995, 1994 and 1993 includes $40,000, $99,000 and $24,000 ($.09, $.23 and $.06 per
share), respectively, for changes in the claims estimated to be incurred by the Company's workers' compensation administrator for claims arising in prior fiscal years. These changes in estimates are not expected to have a significant effect on subsequent fiscal years.

    At June 30, 1995, and 1994, the Company has a net liability for accrued workers' compensation insurance totaling $513,000 and $323,000, respectively. Under an agreement with the Company's workers' compensation administrator, the Company will fund certain estimated workers' compensation costs from the 1993 policy year as they are paid by the administrator. The administrator has agreed to continue this arrangement for the retrospective life of that particular policy year, which is normally five years or until there is mutual agreement between the Company and the administrator to do otherwise. Accordingly, the estimated liability of $145,000 at June 30, 1995 related to these costs, expected to be paid by the Company after June 30, 1996, is included in workers' compensation insurance due after one year in the accompanying 1995 balance sheet. Under a similar agreement at June 30, 1994, the Company included $188,000 related to these costs in workers' compensation insurance due after one year.

5.  Incentive stock option plan
    ---------------------------

    In September 1981, the Company established the 1981 Incentive Stock Option Plan under which the Company was authorized to award options on up to 5,000 shares of common stock to certain officers and key employees of the Company. The 1981 Incentive Stock Option Plan expired in September 1991, and was not renewed, however outstanding options may be exercised any time through June 1999.

    The following table summarizes the activity in employees' stock options during the year ended June 30, 1995:

Outstanding options at beginning of year                   1,000
Granted                                                        -
Exercised                                                      -
Cancelled                                                      -
                                                         -------
Outstanding options at end of year                         1,000
                                                         =======
At end of year:
     Price of outstanding options                        $14.875
     Options exercisable                                   1,000

6.  Major customers
    ---------------

    Contract drilling operations revenues include revenues from certain customers which individually account for 10% or more of these contract drilling operations revenues as follows:

                          1995           1994           1993
                          ----           ----           ----
Customer
   A                   $  879,000     $        -     $1,506,000
   B                    2,561,000      2,324,000      1,933,000
   C                            -        871,000      1,480,000
   D                    2,082,000      1,766,000      1,731,000
   E                            -              -      1,011,000
                       ----------     ----------     ----------
                       $5,522,000     $4,961,000     $7,661,000
                       ==========     ==========     ==========

                              SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 22, 1995.

                                     BONRAY DRILLING CORPORATION


                                     RICHARD B. HEFNER
                                     Richard B. Hefner
                                     President, Chief Executive Officer
                                       and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September
22, 1995.


RAYMOND H. HEFNER, JR.             Chairman of the Board of Directors
  Raymond H. Hefner, Jr.

RICHARD B. HEFNER                  President, Chief Executive Officer
  Richard B. Hefner                  and Director

PHILIP C. DAY                      Treasurer and Chief Financial Officer
  Philip C. Day

JOANNE BELCHER                     Controller and Chief Accounting Officer
  Joanne Belcher

WILLIAM B. CLEARY                  Director
  William B. Cleary

HOBART A. SMITH                    Director
  Hobart A. Smith

JAMES R. TOLBERT, III              Director
  James R. Tolbert III

                           INDEX TO EXHIBITS

                                         PAGE NUMBER OR INCORPORATION
      EXHIBIT NUMBER                             BY REFERENCE TO

3(a)  Registrant's Certificate       Form 10-Q for the six months
      of Incorporation and all       ended December 31, 1986,
      amendments                     Exhibit 19(a)

3(b)  Registrant's Restated          Form 10-Q for the six months
      By-laws (dated May 6,          ended December 31, 1986,
      1981, as amended               Exhibit 19(a)
      November 25, 1986)

10(a) 1981 Incentive Option
      Plan for Bonray Drilling
      Corporation on its
      Subsidiaries

10(b) Commercial Promissory
      Note - Fixed or Variable
      Rate by and between
      Bonray Drilling Corporation
      and BancFirst
