Form 10-Q
period 1995-09-30
BONRAY DRILLING CORP
filed 1995-11-13
CIK 351693

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER
30, 1995.

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



Class                           Outstanding at October 31, 1995
Common Stock, $1.00 par value                   423,540 shares

                    BONRAY DRILLING CORPORATION
                              Index

                                                          Page
                                                          Number
                                                          ------
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at September 30,
   1995 and June 30, 1995

Condensed Consolidated Statements of Operations for the three months ended September 30, 1995 and 1994

Consolidated Statements of Cash Flows for the three months ended September 30, 1995 and 1994

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Financial
   Condition and Results of Operations


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.

                   PART I.  FINANCIAL INFORMATION
                     BONRAY DRILLING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at September 30, 1995 is unaudited)
                        (Dollars in thousands)

                                        September 30,   June 30,
                                             1995         1995
                                         -----------     -------
Assets
------
Current assets:
   Cash and cash equivalents                $   167     $   160
   Accounts receivable, net                   1,827       2,139
   Drilling contracts in progress                71          21
   Prepaid expenses                             115          94
                                              -----       -----
      Total current assets                    2,180       2,414

Properties and equipment, net                 8,088       8,233
                                              -----      ------
         Total assets                       $10,268     $10,647
                                            =======     =======
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                         $   858     $   965
   Current portion of long term obligations     566         551
   Accrued liabilities:
      Salaries and wages                        101         163
      Workers' compensation insurance           139          66
      Income taxes                                -          61
      Other                                     157         100
                                              -----       -----
      Total current liabilities               1,821       1,906

Obligations due after one year                  539         693

Stockholders' equity:
   Common stock, $1.00 par value; 800,000
      shares authorized, 432,740 shares
      issued                                    433         433
   Capital in excess of par value            12,497      12,497
   Accumulated deficit                       (4,930)     (4,790)
                                             ------      ------
                                              8,000       8,140
      Less - cost of 9,200 treasury shares       92          92
                                             ------      ------
      Total stockholders' equity              7,908       8,048
                                             ------      ------
         Total liabilities and stockholders'
            equity                          $10,268     $10,647
                                            =======     =======

See accompanying Notes to Condensed Consolidated Financial
Statements.

                    BONRAY DRILLING CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
            (Dollars in thousands, except per share amounts)

                                             Three Months Ended
                                                September 30,
                                              ----------------
                                              1995        1994
                                              ----        ----
Revenues:
   Contract drilling operations              $ 2,360    $ 2,211
   Gain (loss) on disposal of assets              (7)         2
   Other                                          11         19
                                             -------    -------
                                               2,364      2,232

Costs and expenses:
   Contract drilling operations                1,951      1,710
   General and administrative                    236        193
   Depreciation                                  317        370
                                             -------    -------
                                               2,504      2,273
                                             -------    -------
Net income (loss)                            $  (140)   $   (41)
                                             =======    =======
Net income (loss) per share                  $  (.33)   $  (.10)
                                             =======    =======
Average shares outstanding                   423,540    423,540
                                             =======    =======

See accompanying Notes to Condensed Consolidated Financial
Statements.

                       BONRAY DRILLING CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                         (Dollars in thousands)

                                             Three Months Ended
                                                September 30,
                                              -----------------
                                                1995      1994
                                                ----      ----
Cash flows from operating activities:
   Cash received from customers                $ 2,760  $ 2,230
   Cash paid to suppliers and employees         (2,434)  (2,368)
   Interest received                                 1        -
   Interest paid                                   (19)      (7)
   Other cash receipts                              16       23
                                                ------   ------
      Net cash provided (used) by
         operating activities                      324     (122)
Cash flows from investing activities:
   Proceeds from sales of assets                     8        9
   Capital expenditures                           (193)    (155)
   Cash received from settlement of
      insurance claims                               -       11
                                                ------   ------
      Net cash used in investing activities       (185)    (135)
Cash flows from financing activities:
   Proceeds from short term borrowings               -      275
   Payments on notes payable                      (132)       -
                                                ------   ------
   Net cash provided (used) by financing
      activities                                  (132)     275
Net increase in cash and cash equivalents            7       18
Cash and cash equivalents at beginning
  of period                                        160        9
                                                ------   ------
Cash and cash equivalents at end of period     $   167  $    27
                                                ======   ======

Reconciliation of net loss to net cash provided
   by operating activities:
Net loss                                       $  (140) $   (41)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                 317      370
      Loss (gain) on disposal of assets              7       (2)
      Change in assets and liabilities:
      Decrease (increase) in current assets:
    Accounts receivable                            312     (643)
         Drilling contracts in progress            (50)      34
         Prepaid expenses and taxes                (21)      11
      Increase (decrease) in current liabilities:
         Accounts payable                         (107)      67
         Accrued liabilities                         7       35
 Obligations due after one year                     (7)      47
 Other                                               6        -
                                                ------   ------
            Total adjustments                      464      (81)
                                                ------   ------
Net cash provided (used) by operating
   activities                                  $   324  $  (122)
                                               =======  =======

The accompanying notes are an integral part of these financial statements.

                   BONRAY DRILLING CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)
                        September 30, 1995


1. In the opinion of the Company the accompanying unaudited condensed financial statements contain all adjustments (consisting of primarily normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and June 30, 1995, the results of operations for the three months ended September 30, 1995 and 1994 and the changes in financial position for the three month periods then ended. The condensed balance sheet at June 30, 1995 was derived from information obtained from audited financial statements as of that date.

2.  The results of operations for the three month period ended
    September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share is computed on the basis of the weighted average shares of common stock outstanding.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

    The Company reported net working capital at September 30, 1995 of $359,000 and a current ratio of 1.20 to 1, compared to net working capital of $508,000 and a current ratio of 1.27 to 1 at June 30, 1995. The decrease in cash and cash equivalents of $149,000 during the quarter is largely due to expenditures for drilling equipment.

    The energy industry remains generally depressed and is not expected to improve in the near future. Most of the Company's customers pay for services on a basis of 60 to 90 days. Due to the inordinate delay in collecting receivables, the Company has a line of credit at a local bank. The agreement with the bank provides for credit up to $750,000 at a rate 1/2% above the national prime lending rate and requires the Company to pledge up to 75% of its receivables. The agreement expires October 31, 1996. At the end of the quarter, the Company had no borrowings under this agreement.

    Management will continue to exercise tight controls in order to minimize expenses without affecting productivity and by making only those capital expenditures required to maintain the rigs in good operating condition.

Results of Operations
---------------------

    Revenues from contract drilling operations for the first quarter of fiscal year 1996 were $2,360,000, compared to $2,631,000 reported last quarter and $2,211,000 reported for the same period last year.

    Gross income from drilling operations, excluding depreciation was $409,000 which compares to a gross income of $469,000 last quarter and gross income of $501,000 for the same quarter last year. Rig utilization during the first quarter of fiscal year 1996 was 43.99% compared to 48.13% last quarter and 43.71% for the same period last year.

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

                                         Three Months Ended
                                    9/30/95   6/30/95   9/30/94
                                    -------   -------   -------
Revenue
-------
   Daywork                          87.5%     91.5%     93.3%
   Footage                          12.5%      8.5%      6.7%
   Turnkey                           0.0%      0.0%      0.0%

Operating Profit
----------------
   Daywork                          94.4%     89.5%     96.2%
   Footage                           5.6%     10.5%      3.8%
   Turnkey                           0.0%      0.0%      0.0%

    Depreciation for the quarter was $317,000, which is $53,000 less than the same quarter a year ago. Both quarters include a charge to depreciation on stacked or mothballed rigs. Depreciation of these inactive rigs and equipment is $20,000 for the current quarter and $23,000 for the quarter ended September 30, 1994.

                   PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits - There were no exhibits for the quarter ended
September 30, 1995.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BONRAY DRILLING CORPORATION



Date:  November 10, 1995       By: RICHARD B. HEFNER
                               Richard B. Hefner, President and Chief
                               Executive Officer


Date:  November 10, 1995       By: JOANNE BELCHER
                               Joanne Belcher, Controller and
                               Chief Accounting Officer