Form 10-Q
period 1995-12-31
BONRAY DRILLING CORP
filed 1996-02-12
CIK 351693

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1995.

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



Class                                 Outstanding at January 31, 1996
Common Stock, $1.00 par value                   423,540 shares

                        BONRAY DRILLING CORPORATION
                                  Index



                                                                Page
                                                               Number
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at December 31,
   1995 and June 30, 1995.

Condensed Consolidated Statements of Operations for the three and six months ended December 31, 1995 and 1994.

Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and 1994.

Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.

                    PART I.  FINANCIAL INFORMATION
                     BONRAY DRILLING CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
             (Information at December 31, 1995 is unaudited)
                         (Dollars in thousands)

                                           December 31,       June 30,
                                              1995              1995
                                            __________        ________

Assets
--------
Current assets:
  Cash and cash equivalents                 $     37           $   160
   Accounts receivable, net                    2,259             2,139
   Drilling contracts in progress                 64                21
   Prepaid expenses                              108                94
                                            ----------         ----------
      Total current assets                     2,468             2,414

Properties and equipment, net                  8,061             8,233
                                            ----------         ----------

         Total assets                       $ 10,529           $10,647
                                            ==========         =========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable                         $  1,114           $   965
   Notes payable                                  50                 -
   Current portion of long term obligations      473               551
   Accrued liabilities:
      Salaries and wages                         145               163
      Workers' compensation insurance            187                66
      Payroll and other taxes                     16                61
      Other                                      143               100
                                            ----------         ----------
      Total current liabilities                2,128             1,906
                                            ----------         ----------

Obligations due after one year                   489               693

Stockholders' equity:
   Common stock, $1.00 par value; 800,000
      shares authorized, 432,740 shares
      issued                                     433               433
   Capital in excess of par value             12,497            12,497
   Accumulated deficit                        (4,926)           (4,790)
                                            ----------          ----------
                                               8,004             8,140
      Less - cost of 9,200 treasury shares        92                92
                                            ----------          ----------

      Total stockholders' equity               7,912             8,048
                                            ----------          ---------

         Total liabilities and stockholders'
            equity                          $ 10,529           $10,647
                                            ==========         ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                       BONRAY DRILLING CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
               (Dollars in thousands, except per share amounts)

                             Three Months Ended     Six Months Ended
                                 December 31,          December 31,
                             1995       1994        1995      1994
                             ----       ----        ----      ----
Revenues:
   Contract drilling
      operations            $ 2,879    $ 1,813     $ 5,239   $ 4,024
   Gain (loss) on
      disposal of assets         (3)     1,016         (10)    1,018
   Other                         33         80          44        99
                            --------   --------    --------  --------
                              2,909      2,909       5,273     5,141

Costs and expenses:
   Contract drilling
      operations              2,343      1,477       4,294     3,187
   General and
      administrative            255        210         491       403
   Depreciation                 307        222         624       592
                            --------  ---------   --------  --------
                              2,905      1,909       5,409     4,182
                            --------  --------    --------  ---------

Net income (loss) before
   taxes                          4      1,000        (136)      959

Federal income taxes
   current                        -         30           -        30
                            --------  --------    --------  --------

Net income (loss)           $     4    $   970     $  (136)  $   929
                            ========  ========    ========  ========

Net income (loss) per
   share                    $   .01    $  2.29     $  (.32)  $  2.19
                            ========  ========    =========  ========

Average shares
   outstanding              423,540    423,540     423,540   423,540
                            ========  ========    ========   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                       BONRAY DRILLING CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                         (Dollars in thousands)

                                                     Six Months Ended
                                                       December 31,
                                                       ------------
                                                       1995     1994
                                                       ----     ----
Cash flows from operating activities:
   Cash received from customers                      $ 5,287   $ 5,289
   Cash paid to suppliers and employees               (4,757)   (5,007)
   Interest received                                       3         2
   Interest paid                                         (35)      (11)
   Other cash receipts                                    56       114
                                                     --------  --------
      Net cash provided by operating
         activities                                      554       387
                                                     --------  --------
Cash flows from investing activities:
   Proceeds from sales of assets                           8     1,717
   Capital expenditures                                 (466)     (438)
                                                     --------  --------
      Net cash provided (used) by investing
         activities                                     (458)    1,279
                                                     --------  --------
Cash flows from financing activities:
   Proceeds from short term borrowings                    50         -
   Payments on notes payable                            (269)     (165)
                                                     --------- --------
Net cash used by financing activities                   (219)     (165)
                                                     --------  --------
Net increase (decrease) in cash and cash
   equivalents                                          (123)    1,501
Cash and cash equivalents at beginning of period         160         9
                                                     --------  --------
Cash and cash equivalents at end of period           $    37   $ 1,510
                                                     ========  ========

Reconciliation of net loss to net cash provided
   by operating activities:
Net income (loss)                                    $  (136)  $   929
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                       624       592
      Change in assets and liabilities:
      Decrease (increase) in current assets:
        Accounts receivable                             (120)     (157)
         Drilling contracts in progress                  (43)       34
         Prepaid expenses and taxes                      (14)       12
      Increase (decrease) in current liabilities:
         Accounts payable                                149        80
         Accrued liabilities                             101       (20)
     Loss (gain) on disposal of assets                    10    (1,018)
     Obligations due after one year                      (13)       33
     Other                                                (4)      (98)
                                                     --------  --------
            Total adjustments                            690      (542)
                                                     --------  --------

Net cash provided by operating activities            $   554   $   387
                                                     ========  ========

The accompanying notes are an integral part of these financial statements.

                          BONRAY DRILLING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              December 31, 1995


1. In the opinion of the Company the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and June 30, 1995, the results of operations for the three and six months ended December 31, 1995 and 1994 and the changes in financial position for the six month periods then ended. The condensed balance sheet at June 30, 1995 was derived from information obtained from audited financial statements as of that date.

2. The results of operations for the three and six month periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share is computed on the basis of the weighted average shares of common stock outstanding.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company reported net working capital at December 31, 1995 of $340,000 and a current ratio of 1.16 to 1, compared to net working capital of $508,000 and a current ratio of 1.27 to 1 at June 30, 1995.

     The energy industry remains generally depressed and is not expected to improve in the near future. Most of the Company's customers pay for services on a basis of 60 to 90 days. Due to the inordinate delay in collecting receivables, the Company has a line of credit at a local bank. The agreement with the bank provides for credit up to $750,000 at a rate 1/2% above the national prime lending rate and requires the Company to pledge up to 75% of its receivables. The agreement expires October 31, 1996. At the end of the quarter, the Company had $50,000 of borrowings under this agreement.

     Management will continue to exercise tight controls in order to minimize expenses without affecting productivity and by making only those capital expenditures required to maintain the rigs in good operating condition.

Results of Operations

     Revenues from contract drilling operations for the second quarter of fiscal year 1996 were $2,879,000, compared to $2,360,000 reported last quarter and $1,813,000 reported for the same period last year.

     Gross income from drilling operations, excluding depreciation was $536,000 which compares to a gross income of $409,000 last quarter and gross income of $336,000 for the same quarter last year. Rig utilization during the second quarter of fiscal year 1996 was 41.38% compared to 43.99% last quarter and 38.39% for the same period last year.

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

                     Six Months Ended            Three Months Ended
                    12/31/95  12/31/94       12/31/95  9/30/95  12/31/94
                    --------  --------       --------  -------  --------
Revenue
-------
   Daywork          69.1%       85.5%        54.0%     87.5%     75.8%
   Footage          13.5%       12.3%        14.3%     12.5%     19.3%
   Turnkey          17.4%        2.2%        31.7%      0.0%      4.9%
Operating Profit
----------------
   Daywork          79.0%       91.2%        66.0%     94.4%     84.5%
   Footage           8.8%        7.4%        11.5%      5.6%     12.3%
   Turnkey          12.2%        1.4%        22.5%      0.0%      3.2%

    Depreciation for the quarter was $307,000, which is $85,000 more than the same quarter a year ago. Both quarters include a charge to depreciation on stacked or mothballed rigs. Depreciation of these inactive rigs and equipment is $69,000 for the current quarter.

                      PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits -

    27 - Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BONRAY DRILLING CORPORATION



Date:  February 12, 1996          By:   RICHARD B. HEFNER
                                        Richard B. Hefner, President and
                                        Chief Executive Officer



Date:  February 12, 1996            By: JOANNE BELCHER
                                        Joanne Belcher, Controller and
                                        Chief Accounting Officer