Form 10-Q
period 1996-03-31
BONRAY DRILLING CORP
filed 1996-05-14
CIK 351693

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1996

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



Class                                 Outstanding at April 30, 1996
Common Stock, $1.00 par value                   423,540 shares

                       BONRAY DRILLING CORPORATION
                                  Index



                                                                Page
                                                               Number
                                                               ------
PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at March 31,
   1996 and June 30, 1995.

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1996 and 1995.

Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.

                        PART I.  FINANCIAL INFORMATION
                         BONRAY DRILLING CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Information at March 31, 1996 is unaudited)
                             (Dollars in thousands)

                                                   March 31,   June 30,
                                                     1996        1995
Assets
Current assets:
   Cash and cash equivalents                       $    21     $   160
   Accounts receivable, net                          1,886       2,139
   Drilling contracts in progress                        -          21
   Prepaid expenses                                    123          94
                                                   -------     -------
      Total current assets                           2,030       2,414

Properties and equipment, net                        8,071       8,233
                                                   -------     -------
         Total assets                              $10,101     $10,647
                                                   =======     =======
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                $ 1,011     $   965
   Note payable on short term line of credit           150           -
   Current portion of long term obligations            333         551
   Accrued liabilities:
      Salaries and wages                               109         163
      Workers' compensation insurance                  214          66
      Other                                            191         161
                                                   -------     -------
      Total current liabilities                      2,008       1,906

Obligations due after one year                         181         693

Stockholders' equity:
   Common stock, $1.00 par value; 800,000
      shares authorized, 432,740 shares
      issued                                           433         433
   Capital in excess of par value                   12,497      12,497
   Accumulated deficit                              (4,926)     (4,790)
                                                   -------     -------
                                                     8,004       8,140
      Less - cost of 9,200 treasury shares              92          92
                                                   -------     -------
      Total stockholders' equity                     7,912       8,048
                                                   -------     -------

         Total liabilities and stockholders'
            equity                                 $10,101     $10,647
                                                   =======     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BONRAY DRILLING CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (Dollars in thousands, except per share amounts)

                            Three Months Ended     Nine Months Ended
                                 March 31,              March 31,
                              1996      1995         1996      1995
                              ----      ----         ----      ----
Revenues:
   Contract drilling
      operations            $ 2,252   $ 1,831      $ 7,491   $ 5,855
   Gain (loss) on
      disposal of assets         (7)       12          (17)    1,030
   Other                         18        52           62       151
                            -------   -------      -------   -------
                              2,263     1,895        7,536     7,036

Costs and expenses:
   Contract drilling
      operations              1,747     1,516        6,041     4,703
   General and
      administrative            221       191          712       594
   Depreciation                 295       241          919       833
                            -------   -------      -------   -------
                              2,263     1,948        7,672     6,130
                            -------   -------      -------   -------
Net income (loss) before
   taxes                          -       (53)        (136)      906

Federal income taxes
   current                        -         -            -        30
                            -------   -------      -------   -------
Net income (loss)           $     -   $   (53)     $  (136)  $   876
                            =======   =======      =======   =======
Net income (loss) per share $     -   $  (.12)     $  (.32)  $  2.07
                            =======   =======      =======   =======
Average shares outstanding  423,540   423,540      423,540   423,540
                            =======   =======      =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                       BONRAY DRILLING CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Dollars in thousands)

                                                     Nine Months Ended
                                                          March 31,
                                                       1996     1995
                                                       ----     ----
Cash flows from operating activities:
   Cash received from customers                      $ 8,049   $ 8,070
   Cash paid to suppliers and employees               (7,188)   (7,890)
   Cash received from settlement of insurance claims       -        11
   Interest received                                       4        33
   Interest paid                                         (48)      (13)
   Other cash receipts                                    73       134
                                                     -------   -------
      Net cash provided by operating
         activities                                      890       345
                                                     -------   -------
Cash flows from investing activities:
   Proceeds from sales of assets                          17     1,616
   Capital expenditures                                 (787)   (1,592)
                                                     -------   -------
      Net cash provided (used) by
         investing activities                           (770)       24
                                                     -------   -------
Cash flows from financing activities:
   Proceeds from short term borrowings                   150         -
   Repayment of short term borrowings                   (409)     (165)
                                                     -------   -------
   Net cash used by financing activities                (259)     (165)
                                                     -------   -------
Net increase (decrease) in cash and cash
   equivalents                                          (139)      204
Cash and cash equivalents at beginning of period         160         9
                                                     -------   -------
Cash and cash equivalents at end of period           $    21   $   213
                                                     =======   =======

Reconciliation of net loss to net cash provided
   by operating activities:
Net income (loss)                                    $  (136)  $   876
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                       919       833
      Change in assets and liabilities:
      Decrease (increase) in current assets:
        Accounts receivable                              253      (587)
         Drilling contracts in progress                   21        (8)
         Prepaid expenses and taxes                      (29)        3
      Increase (decrease) in current liabilities:
         Accounts payable                                 46       (51)
         Accrued liabilities                             124       202
      Loss (gain) on disposal of assets                   17    (1,030)
     Obligations due after one year                     (321)       36
     Other                                                (4)       71
                                                     -------   -------
            Total adjustments                          1,026      (531)
                                                     -------   -------
Net cash provided by operating activities            $   890   $   345
                                                     =======   =======

Disclosure of non cash investing activities:
   During the quarter ended March 31, 1995, the Company acquired property, plant and equipment by assuming debt of $828,000.

The accompanying notes are an integral part of these financial statements.

                       BONRAY DRILLING CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                              March 31, 1996


1. In the opinion of the Company the accompanying unaudited condensed financial statements contain all adjustments (consisting of primarily normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and June 30, 1995, the results of operations for the three and nine months ended March 31, 1996 and 1995 and the changes in financial position for the nine month periods then ended.
     The condensed balance sheet at June 30, 1995 was derived from information obtained from audited financial statements as of that date.

2. The results of operations for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share is computed on the basis of the weighted average shares of common stock outstanding.

                         BONRAY DRLLING CORPORATION
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company reported net working capital March 31, 1996 of $22,000 and a current ratio of 1.01 to 1, compared to net working capital of $340,000 and a current ratio of 1.16 to 1 at December 31, 1995.

     The energy industry remains generally depressed and is not expected to improve in the near future. Most of the Company's customers pay for services on a basis of 60 to 90 days. Due to the inordinate delay in collecting receivables, the Company has a line of credit at a local bank. The agreement with the bank provides for credit up to $750,000 at a rate 1/2% above the national prime lending rate and requires the Company to pledge up to 75% of its receivables. The agreement expires October 31, 1996. At the end of the quarter, the Company had $150,000 of borrowings under this agreement.

     Management will continue to exercise tight controls in order to minimize expenses without affecting productivity and by making only those capital expenditures required to maintain the rigs in good operating condition.

Results of Operations

     Revenues from contract drilling operations for the third quarter of fiscal year 1996 were $2,252,000, compared to $2,879,000 reported last quarter and $1,831,000 reported for the same period last year.

     Gross income from drilling operations, excluding depreciation was $505,000 which compares to a gross income of $536,000 last quarter and gross income of $315,000 for the same quarter last year. Rig utilization during the third quarter of fiscal year 1996 was 38.75% compared to 41.38% last quarter and 42.56% for the same period last year.

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

                    Nine Months Ended            Three Months Ended
                    3/31/96   3/31/95        3/31/96  12/31/95  3/31/95
                    -------   -------        -------  --------  -------
Revenue
   Daywork          72.0%     87.1%           78.7%    54.0%      90.6%
   Footage          15.8%     11.4%           21.0%    14.3%       9.4%
   Turnkey          12.2%      1.5%             .3%    31.7%       0.0%

Operating Profit
   Daywork          84.2%     91.6%           94.7%    66.0%      92.3%
   Footage           8.3%      7.3%            7.2%    11.5%       7.1%
   Turnkey           7.5%      1.1%           (1.9)%   22.5%       0.6%

    Depreciation for the quarter was $295,000, which is $54,000 more than the same quarter a year ago. Both quarters include a charge to depreciation on stacked or mothballed rigs. Depreciation of these inactive rigs and equipment is $90,000 for the current quarter.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    27.  Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BONRAY DRILLING CORPORATION



Date:  May 14, 1996                 By: RICHARD B. HEFNER
                                        Richard B. Hefner, President and
                                        Chief Executive Officer



Date:  May 14, 1996                 By: JOANNE BELCHER
                                        Joanne Belcher, Controller and
                                        Chief Accounting Officer

                               EXHIBIT INDEX


Exhibit                                                  Method of Filing
- -------                                                  ----------------
         27.  Financial Data Schedule             Filed herewith electronically
