Form 10-K405
period 1996-06-30
BONRAY DRILLING CORP
filed 1996-09-27
CIK 351693

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1996
                                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ___________________ to ___________________

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

    Title of Each Class:       Name of each exchange on which registered:
           None                                 N/A

Securities registered pursuant to Section 12(g) of the Act:

                      Title of Common Stock class

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant at August 30, 1996 was $3,877,335.

    The number of shares of common stock, $1.00 par value, outstanding at August 30, 1996 was 423,540.

    Part III incorporates information by reference from the Proxy
Statement for the Annual Meeting of Stockholders on November 6, 1996.

                                PART I

ITEM 1. BUSINESS

Introduction

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

    The level of domestic drilling activity has historically fluctuated widely and cannot be predicted because of the uncertainty of numerous factors affecting the petroleum industry, including oil and gas selling prices and the degree of government regulation of the industry. The demand for rigs has greatly declined since the fourth quarter of 1982 due to the decline in the exploration for and development of oil and gas reserves, which resulted from the decrease in the sales price of oil and gas. Lower rig utilization rates have caused intense price competition in the industry. During the month of July 1996, the Company operated at approximately 49.5% of capacity.

    The following table sets forth certain information with respect to the drilling activities of the Company. The utilization rate represents the number of days during which a rig was operating or being made ready to operate in a given period, expressed as a percentage of the number of days that the rig was owned by the Company and available for work during that same period.

                                           Years ended June 30,
                                  1996   1995    1994    1993    1992
                                  ----   ----    ----    ----    ----
Utilization rate (1)             43.4%  43.4%   38.6%   41.9%   28.0%
Rigs available for work at
   end of period                   15     15      14      14      14
Wells drilled                      58     62      59      61      43
Footage drilled (thousands)       544    505     489     547     344

(1) Rigs being dismantled, moved and assembled were treated as utilized if the Company was paid by a customer or if the Company allowed for such activity in determining the price under a related drilling contract.

Contracts

    The terms and rates of the Company's drilling contracts vary depending upon the location, duration and complexity of the drilling, the equipment and services provided, and other factors. As of August 31, 1996, eight
rigs were under contract for the drilling of twelve wells.   As of that
date, five of the Company's rigs were operating on a daywork basis, pursuant to which the Company is paid monthly a specified amount per day based on the depth capability of the rig. The Company is paid for all days during the term of the contracts except days for which the rigs are not in operation because of repairs or maintenance. Daywork contracts generally specify the type of equipment to be used, the size of the hole and the depth of the well to be drilled, and provide for payment by the customer of certain costs and expenses of transporting, assembling and dismantling the rigs. While working under daywork contracts, the Company bears no part of the costs due to in-hole losses such as time delays for various reasons, including stuck drill strings and blowouts.

    The Company also enters into footage and turnkey contracts. Footage and turnkey contracts, as opposed to daywork contracts, shift the risk of loss in drilling from the customer to the drilling contractor and, as a consequence, result in greater variation in profitability. As of August 31, 1996, two rigs were operating under footage contracts. Footage contracts usually provide for payment of an agreed price per foot of hole drilled to a specified depth regardless of the time required or the problems encountered. Turnkey contracts, of which none were in process at August 31, 1996, provide for payment of an agreed price upon the attainment of a specified objective. Turnkey contracts require more services of the contractor and, consequently, result in additional risks, costs and higher revenues which are not inherent in footage or daywork contracts. Turnkey contracts include costs for casing, cementing, drilling mud, and logging services. The Company determines the manner of drilling and type of equipment to be used, subject to customer specifications.

    The Company prefers to work on a daywork basis, as it does not believe the potentially higher profit margins of footage and turnkey contracts justify the associated increased risks. However, in periods of lesser demand, the Company is generally required to work on a footage or turnkey basis, particularly with respect to shallow drilling.

    The following table indicates the percentage of drilling revenues attributable to the foregoing types of contracts for the periods indicated:

                                   Years ended June 30,
                         1996      1995      1994      1993      1992
                         ----      ----      ----      ----      ----
Type of Contract:
   Daywork              78.0%     88.5%     77.0%     42.8%     70.5%
   Footage              13.0%     10.5%     12.0%     18.4%     26.7%
   Turnkey               9.0%      1.0%     11.0%     38.8%      2.8%

Customers and competition

    The Company's customers include major integrated oil companies and independent oil and gas producers. The following table summarizes the Company's sources of contract drilling revenue and wells drilled for each of the three years in the period ended June 30, 1996:

                                 Years ended June 30,
                                (Dollars in thousands)

                         1996                     1995                       1994
                -----------------------   ----------------------     --------------------
                Wells                     Wells                      Wells
                Drld.    Amount     %     Drld.   Amount       %     Drld.   Amount     %
Avalon
   Exploration      5    $ 1,881    18     9     $2,561       30        13  $2,324     29
Sanguine, Ltd.      6      3,333    33     4        879       10         1     162      2
Marathon Oil        6      1,042    10     6      2,082       25        10   1,766     22
All Others         41      4,001    39    43      2,964       35        35   3,660     47
                   --    -------   ---    --     ------      ---        --  ------    ---
Totals             58    $10,257   100    62     $8,486      100        59  $7,912    100
                   ==    =======   ===    ==     ======      ===        ==  ======    ===

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

    The Company insures its rigs for amounts substantially approximating their replacement values (less $25,000 deductible per occurrence). The Company purchases workers' compensation insurance under a loss rating plan. This plan affords the Company the opportunity to pay less than standard premium or the risk of paying more than standard premium depending on losses incurred. The Company limits its exposure within the plan to $100,000 ($250,000 prior to June 1995) per incident.

Employees

    As of June 30, 1996, the Company had 24 salaried and approximately 130 hourly employees. The number of hourly employees varies, depending upon the level of rig utilization.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company:

     Name                  Age           Positions
- ----------------------     ---    --------------------------------------
Raymond H. Hefner, Jr.     69     Chairman of the Board of Directors

Richard B. Hefner          36     President and Chief Executive Officer

    Officers are elected annually by the Board of Directors.

    Raymond H. Hefner, Jr., was elected Chairman of the Board of Directors of the Company upon its inception in March 1980. He served as Chief Executive Officer from that time until June 30, 1993. He founded Bonray Energy Corporation ("BEC"), a company engaged in oil and gas exploration and production and the predecessor of the Company's operations, in 1957. He served as Chairman of the Board, Chief Executive Officer and Treasurer of BEC from 1957 until November 1, 1991, when BEC was sold to Ensign Oil & Gas, Inc., and became EOG (Oklahoma) Inc. Mr. Hefner also serves as President of Bonray, Inc., a privately held oil and gas investment company, and President of HBH Holding Corporation, the general partner of HBH Enterprises A Limited Partnership, an Oklahoma limited partnership, a privately held investment company. He previously served as Chairman of the Board of Liberty Bank and Trust Company of Oklahoma City, N.A., a national bank; Vice Chairman of the Board of Liberty Bancorp, Inc., a bank holding company; and currently serves as a director of Liberty Bancorp, Inc., Liberty Bank and Trust Company of Oklahoma City, N.A., Liberty Bank and Trust Company of Tulsa, N.A., Liberty Mutual Insurance Company, Liberty Mutual Life Insurance Company, Liberty Financial Companies, Inc. and is a Southwest advisory director for Liberty Mutual Insurance Company. Mr. Hefner joined the board of
directors for Gulf Canada Resources Limited January 25, 1995.   He is the
father of Richard B. Hefner.

    Richard B. Hefner was elected Chief Executive Officer effective June 30, 1993. He has served as President, Chief Operating Officer and Director of the Company since October 1990. Mr. Hefner serves as Vice President of Bonray, Inc., a privately held oil and gas investment company, and Vice President of HBH Holding Company, the general partner of HBH Enterprises A Limited Partnership, an Oklahoma limited partnership, a privately held investment company. He has served as Vice President and General Manager of Canadian Valley Ranch, Inc., a pure-bred livestock production company, since 1982. He is the son of Raymond H. Hefner, Jr.

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

    The Company presently owns and operates fifteen drilling rigs. Although four of these drilling rigs have been "mothballed", thus requiring major expenditures in order to become productive, the remaining eleven rigs are in good operating condition. Although the rigs with less depth capacity have had greater utilization in recent years, the Company has experienced an increased utilization of the rigs with deeper capacity over the last few months. (See "Item 1. Business" for utilization rates, drilling contracts and customers.) The following table sets forth certain information relating to the Company's drilling rigs presently available for operation:

             Depth
 Rig       Capability                             Customer at
Number       (feet)*             Type            August 31, 1996
- ------     ----------        -----------         ---------------
  1          16,000          Oilwell 760            Marathon
  2          20,000          Oilwell 860           mothballed
  3          10,000          Ideco 525             mothballed
  4          12,000          Unit U-40                Oryx
  5           9,000          National 50-A             **
  6           9,000          National 50-A         mothballed
  7           7,000          Cooper 550                **
  8          10,000          Cooper LTO 750            **
 10          12,000          National 55              Oryx
 21          12,000          Ideco 750               Revere
 30          20,000          National 1320-M       mothballed
 31          25,000          National 1320-M           **
 32          20,000          National 110-M          Avalon
 33          20,000          Mid Continent U914     Sanguine
 34          25,000          Gardner Denver 1500    Sanguine

* Depth capabilities are based upon the use of 4.5 inch or 5 inch drill pipe and normal casing designs. The capabilities may vary as a result of the use of different drill pipe or unusual casing designs.
**  Not operating at August 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or any of its property is subject.

    There are no material administrative or judicial proceedings arising under any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. No such proceedings are known to be contemplated by governmental authorities. No material legal proceedings were terminated during the fourth quarter ended June 30, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of stockholders through the solicitation of proxies or otherwise during the fourth quarter of the year ended June 30, 1996.


                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The common stock of the Company is traded over-the-counter under the NASDAQ symbol BNRY. The following is the range of prices for the Company's common stock for each of the quarters in the two year period ended June 30, 1996:


                     1996 Bids*                       1995 Bids*
                  ---------------                 ----------------
Quarter           High        Low                 High        Low
- -------          ------     ------               ------     ------
First            $ 8.75     $ 8.50               $ 7.50     $ 7.00
Second           $10.50     $ 8.75               $ 8.25     $ 7.75
Third            $11.25     $10.25               $ 8.50     $ 8.50
Fourth           $12.75     $10.25               $ 8.50     $ 8.50

* Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    No dividends have been paid since the inception of the Company. At present, the Company intends to maintain a policy of retaining any earnings for its operations.

    At August 30, 1996, Bonray Drilling Corporation had approximately 542 stockholders of record, not including individual stockholders whose shares are held in street name by brokerage, nominee or depository firms.


ITEM 6.  SELECTED FINANCIAL DATA

                                  Years ended June 30,
                       (Dollars in thousands, except per share data)
                       ----------------------------------------------
                        1996      1995      1994      1993      1992
                      -------   -------   -------   -------   -------
Operating
   revenues           $10,257   $ 8,486   $ 7,912   $ 9,631   $ 5,145
                      =======   =======   =======   =======   =======

Net income (loss)     $  (142)  $   866   $  (575)  $(1,551)  $(1,179)*
                      ========  =======   ========  ========  =========

Net income (loss)
   per share          $  (.34)  $  2.05   $ (1.36)  $ (3.66)  $ (2.78)*
                      ========  =======   ========  ========  =========

Weighted average
   shares outstanding 423,540   423,540   423,540   423,540   423,540

Total assets          $10,311   $10,647   $ 8,896   $ 9,419   $10,295
                      =======   =======   =======   =======   =======

Obligations due
   after one year     $   103   $   693   $   214   $   388   $     -
                      =======   =======   =======   =======   =======

No cash dividends were declared or paid during the periods.

* Includes cumulative effect on prior years of $100,000 ($.24 per share) due to change in method of accounting for income taxes.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    References to 1996, 1995 and 1994 refer to the Company's fiscal years ended June 30, 1996, June 30, 1995 and June 30, 1994, respectively.

Liquidity and capital resources

    The Company reported net working capital on June 30, 1996 of $166,000 and a ratio of current assets to current liabilities of 1.07 to 1. The $342,000 decrease in working capital as compared to June 30, 1995, was largely a result of the increased amount of workers' compensation costs due within the next fiscal year compared to June 30, 1995. This increase is due to the contractual terms of the Company's workers' compensation insurance policies.

    Due to the depressed status of the energy industry, some of the Company's customers pay for services on a basis of sixty to ninety days. Due to the delay in collecting receivables, it became necessary to obtain a line of credit with a local bank. The credit agreement provides for a maximum of $750,000 at an interest rate of 1/2% above the national prime lending rate recognized by the bank and is collateralized by accounts receivable. The agreement expires October 31, 1996, unless renewed. At June 30, 1996, the Company had $555,000 of borrowings under this agreement.

    The Company expects to be able to continue to maintain its drilling rig fleet in good operating condition and to meet its financing obligations through the use of working capital generated from operations.

    In connection with the purchase of drilling equipment, a note payable was issued to the seller for $828,000, payable in monthly installments of principal and interest in the amount of $50,000 until paid in full with interest at a rate of 1% above the national prime lending rate (aggregate rate of 9.25% at June 30, 1996), and is secured by the equipment purchased. The balance of the note is $189,000 at June 30, 1996 and matures October, 1996.

    Over the last several years, the Company generated additional net operating losses for tax purposes due primarily to its use of accelerated depreciation which exceeds accumulated book depreciation. The Company was able to utilize a portion of these losses in its current year tax return. The remaining net operating losses are available for use in future periods due to carryover provisions. These carryover provisions will begin to expire in the year 2001.

    At the end of the year, the Company had no material commitments for capital expenditures.

Results of operations

    Revenues from drilling operations were $10,257,000 in 1996, an increase of 21% from $8,486,000 in 1995 and an increase of 30% from $7,912,000 reported in 1994. The increase from 1995 and 1994 is represented by an increase in the number of operating days. Unstable natural gas prices and fluctuating crude oil prices have continued to depress the drilling industry. Competition for contracts remains strong. However, the Company's attempts to raise rates have been somewhat successful.

    The Company's ability to operate on a large percentage of daywork contracts as opposed to footage and turnkey contracts, along with a reduction in workers' compensation expense in 1996, resulted in gross profit on drilling contracts (drilling operations revenue less drilling operations' cost and depreciation) of $784,000 compared to a gross profit of $491,000 reported in 1995 and a gross profit of $51,000 reported in 1994. Gross profit for 1996 was reduced due to a greater amount of depreciation sustained on mothballed rigs due to a change in the estimated salvage value of such equipment. Depreciation expense for this equipment was $269,000 in 1996 compared to $36,000 and $131,000 respectively, in 1995 and 1994. At June 30, 1996, this equipment is carried at its estimated salvage value.

    Operations for 1996 resulted in a net loss of $142,000 compared to net income of $866,000 in 1995 and a net loss of $575,000 in 1994. The change in results of 1996 compared to 1995 is principally due to a pre-tax gain of approximately $1,000,000 from the sale of one of the Company's rigs and related equipment in 1995. This gain also accounts for most of the change in the results of operations for 1995 compared to 1994. Although the Company improved its gross profit from contract drilling, its results of operations did not reflect this improvement due to additional general and administrative costs, increased interest expense, and a reduction in interest and other income. The Company is continuing to monitor means for improving its results of operations through improved gross margins and monitoring other applicable costs of its business and operations.

    Workers' compensation insurance costs and claims for self-insured risks account for the Company's highest cash expense other than labor. These costs were $597,000 in 1996, $979,000 in 1995 and $876,000 in 1994 or 16%, 25% and 23%, respectively, of payroll expenditures. Of the amount expended in 1995, and 1994 for workers' compensation insurance costs, 4% and 11%, respectively, were due to revisions in estimates of claims from prior fiscal years. Workers' compensation costs in 1996 were reduced by $48,000 due to favorable changes in estimated claims costs from prior years which were settled during 1996. To place greater emphasis on safety, the Company implemented a tenure and drug screening program in 1991 to help reduce these costs. The tenure program was changed to the Safety Award Program in 1994 and the Company began a pre-employment job related physical ability evaluation program in 1995. Because workers' compensation law and insurance coverage allow claims to remain open after a policy year ends, it is difficult to determine the Company's total liability for any given year.

    The following table indicates the percentage of the Company's drilling revenues attributable to the various types of contracts for each of the three years ended June 30, 1996:

                                     Years ended June 30,
                                ----------------------------
                                1996        1995        1994
                                ----        ----        ----
Type of Contract:
   Daywork                      78.0%       88.5%       77.0%
   Footage                      13.0%       10.5%       12.0%
   Turnkey                       9.0%        1.0%       11.0%

    Gross profit, excluding indirect costs associated with contract drilling operations and depreciation of mothballed drilling rigs, attributable to the various types of contracts for the same three years are as follows:

                                     Years ended June 30,
                                ----------------------------
                                1996        1995        1994
                                -----       -----       -----
Type of Contract:
   Daywork                      87.5%       91.0%       80.1%
   Footage                       7.2%        8.2%       12.6%
   Turnkey                       5.3%         .8%        7.3%

Inflation

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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to the identification, business experience, and directorships of each director and nominee for director of the Company required by Item 401 of Regulation S-K and presented in the section entitled "Information Concerning Nominees and Directors" of the Company's Proxy Statement for the annual meeting of Stockholders on November 6, 1996, is hereby incorporated by reference. (See Item 1 for information relating to the identification and business experience of the Company's executive officers). The information required by Item 405 of Regulation S-K does not require disclosure by the Company.


ITEM 11.  EXECUTIVE COMPENSATION

    The information relating to the remuneration of directors and officers required by Item 402 of Regulation S-K and presented in the section entitled "Executive Compensation" of the Company's Proxy Statement for the annual meeting of Stockholders on November 6, 1996, is hereby incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership required by Item 403 of Regulation S-K and presented in the section entitled "Voting Securities Outstanding, Security Ownership of Management and Principal
Stockholders," of the Company's Proxy Statement for the annual meeting of Stockholders on November 6, 1996, is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to transactions with management and business relationships required by Item 404 of Regulation S-K and presented in the section entitled "Transactions With Management" of the Company's Proxy Statement for the annual meeting of Stockholders on November 6, 1996, is hereby incorporated by reference.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:
     1 and 2. Index to Financial Statements and Financial Statement
     Schedules.

                                                                 Page
                                                                 ----
     Report of independent auditors                              13
     Covered by report of independent auditors:
          Balance sheets at June 30, 1996 and 1995               14
          Statements of operations and accumulated deficit
               for each of the three years in the period
               ended June 30, 1996                               15
          Statements of cash flows for each of the three
               years in the period ended June 30, 1996         16 & 17
          Notes to financial statements                         18-22

     All financial statement schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

3.  Exhibits

    The following documents are exhibits to this Form 10-K. Each document marked by an asterisk is hereby incorporated herein by reference to same document previously filed with the Securities and Exchange Commission.


Exhibit
Number   Document
- ---------------------------------------------------------------------------
3(a)    Registrant's Certificate of Incorporation and all amendments
        (filed as Exhibit 19(a) to Form 10-Q for the six months ended
        December 31,1986).*

3(b)    Registrant's Restated By-Laws (dated May 6, 1981, as amended
        November 25, 1986)(filed as Exhibit 19(b) to Form 10-Q for the six months ended December 31, 1986).*

10(a) 1981 Incentive Stock Option Plan for Bonray Drilling Corporation and its Subsidiaries (filed as Exhibit 10(a) to Form 10-K for the fiscal year ended June 30, 1995).*

10(b)   Commercial Promissory Note - Fixed or Variable Rate by and between
        Bonray Drilling Corporation and BancFirst (filed as Exhibit 10(b) to Form 10-K for the fiscal year ended June 30, 1995).*

27      Financial Data Schedule

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the three months ended June 30, 1996.

                    Report of Independent Auditors





The Board of Directors and Stockholders
Bonray Drilling Corporation

    We have audited the accompanying balance sheets of Bonray Drilling Corporation as of June 30, 1996 and 1995, and the related statements of operations and accumulated deficit and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonray Drilling Corporation at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

                                          Ernst & Young LLP

Oklahoma City, Oklahoma
August 16, 1996

                            BONRAY DRILLING CORPORATION
                                  BALANCE SHEETS
                              June 30, 1996 and 1995
                                               1996        1995
                                             -------      ------
                                             (Dollars in thousands)
ASSETS

Current assets:
    Cash and cash equivalents                 $   187     $   160
    Accounts receivable (Note 3)                2,172       2,139
    Drilling contracts in progress                 20          21
    Prepaid expenses                               89          94
                                              -------     -------
       Total current assets                     2,468       2,414

Properties and equipment:
    Drilling equipment (Note 3)                20,411      20,766
    Land                                          110         110
    Buildings                                     356         356
    Other equipment                             1,145       1,093
                                               ------      ------
                                               22,022      22,325
    Less accumulated depreciation              14,179      14,092
                                               ------      ------
       Net properties and equipment             7,843       8,233
                                               ------      ------
                                              $10,311     $10,647
                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                          $   689     $   965
    Notes payable (Note 3):
       Short term line of credit                  555           -
       Other                                      189         551
    Accrued liabilities:
       Salaries and wages                         246         163
       Payroll and other taxes                     57          61
       Workers' compensation insurance
          (Note 4)                                446          66
       Other                                      120         100
                                               -------    -------
          Total current liabilities             2,302       1,906

Obligations due after one year:
    Workers' compensation insurance (Note 4)       75         447
    Notes payable (Note 3)                          -         191
    Other                                          28          55

Stockholders' equity (Note 5):
    Common stock, $1.00 par value; 800,000
       shares authorized, 432,740 shares
       issued                                     433         433

    Capital in excess of par value             12,497      12,497
    Accumulated deficit                        (4,932)     (4,790)
                                               -------     -------
                                                7,998       8,140
    Less 9,200 shares of treasury stock,
       at cost                                     92          92
                                               -------     -------
          Total stockholders' equity            7,906       8,048
                                               -------     -------
                                              $10,311     $10,647
                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                      BONRAY DRILLING CORPORATION
            STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                Years ended June 30, 1996, 1995 and 1994
            (Dollars in thousands, except per share amounts)
                                        1996      1995      1994
                                       -------   -------  -------
Revenues:
    Contract drilling operations
       (Note 6)                        $10,257   $ 8,486   $ 7,912
    Gain (loss) from sale of assets        (66)    1,029        (3)
    Interest and other income               89       172       137
                                       -------   -------   -------
                                        10,280     9,687     8,046
Costs and expenses (Note 4):
   Contract drilling operations          8,189     6,865     6,649
   General and administrative              864       752       687
   Interest and other expense               85        39        73
   Depreciation                          1,284     1,130     1,212
                                       -------   -------    -------
                                        10,422     8,786     8,621
                                       =======   =======    =======

Income (loss) before provision for
   income taxes                           (142)      901      (575)

Provision for income taxes (Note 2)          -        35         -
                                        -------  -------    -------
      Net income (loss)                   (142)      866      (575)

Accumulated deficit at beginning
   of year                              (4,790)   (5,656)   (5,081)
                                        -------   -------   -------

Accumulated deficit at end of year     $(4,932)  $(4,790)  $(5,656)
                                       ========  ========  ========

Net income (loss) per share            $  (.34)  $  2.05   $ (1.36)
                                       ========  ========  ========

Weighted average shares outstanding    423,540   423,540   423,540
                                       ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                      BONRAY DRILLING CORPORATION
                        STATEMENTS OF CASH FLOWS
                Years ended June 30, 1996, 1995 and 1994
                         (Dollars in thousands)
                                        1996      1995     1994
                                       -------  -------   -------

Cash flows from operating activities:

   Cash received from customers        $10,628  $10,910   $10,492
   Cash paid to suppliers and
      employees                         (9,662) (10,178)  (10,285)
   Interest received                         5       36         -
   Interest paid                           (66)     (27)      (31)
   Income taxes paid                        (5)     (30)        -
   Other cash receipts                      85      152       124
                                       --------  --------  --------
      Net cash provided by
         operating activities              985      863       300

Cash flows from investing activities:

   Proceeds from sales of assets            27    1,659         4
   Capital expenditures                   (987)  (2,120)     (424)
                                       --------  --------  --------
      Net cash used by investing
         activities                       (960)    (461)     (420)

Cash flows from financing activities:
   Payments on notes payable              (553)     (86)        -
   Net increase (decrease) in
      borrowings on short-term line
      of credit                            555     (165)       65
                                      --------  --------   --------
   Net cash provided (used) by
      financing activities                   2     (251)       65
                                      --------  --------   --------

   Net increase (decrease) in cash
      and cash equivalents                  27      151       (55)

Cash and cash equivalents at
   beginning of year                       160        9        64
                                      --------  --------   --------

Cash and cash equivalents at
   end of year                         $   187  $   160   $     9
                                       =======  =======   =======

Reconciliation of net income (loss)
   to net cash provided by
   operating activities:

Net income (loss)                      $  (142) $   866   $  (575)

Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:

     Depreciation                        1,284    1,130     1,212
     (Gain) loss on sales of assets         66   (1,029)        3

     Change in assets and liabilities:

     Decrease (increase) in
        current assets:

        Accounts receivable                (33)    (434)     (578)
        Drilling contracts in
           progress                          1       13       196
        Prepaid expenses                     5        9       (14)

     Increase (decrease) in
        current liabilities:

        Accounts payable                  (276)      68       107
        Accrued liabilities                479      (48)       54

     Accrued workers' compensation
        insurance and other due after
        one year                          (399)     288      (174)
     Other                                   -        -        69
                                        --------  --------  --------
           Total adjustments             1,127       (3)      875
                                        --------  --------  --------

Net cash provided by operating
   activities                           $  985    $ 863     $ 300
                                        ========  ========  ========

Disclosure of noncash investing and financing activities:

   During the year ended June 30, 1995, the Company acquired property, plant and equipment by issuing a note payable of $828,050.


The accompanying notes are an integral part of these financial statements.

                      BONRAY DRILLING CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                Years ended June 30, 1996, 1995 and 1994


1.  Basis of financial statements and significant accounting policies

    Nature of operations - The Company is engaged in domestic onshore contract drilling of oil and gas wells. It currently owns and has available for operation fifteen drilling rigs located in Oklahoma, having depth capabilities ranging from 7,000 to 25,000 feet.

    Cash and cash equivalents - Cash and cash equivalents include cash deposits in banks and short-term investments with original maturities of three months or less from the date of purchase by the Company.

    Contract drilling operations - Revenue earned from footage and turnkey contracts is recognized by the completed contract method, while revenue earned from daywork contracts is recognized by the percentage-of-completion method. Provision is made for the entire amount of expected losses on con-tracts, if any, in the period in which such losses are first determined.

    Valuation of properties and equipment - Drilling equipment is stated at amounts representing historical cost adjusted by prior year write-downs based on the expected future economic value of such equipment. This value was determined by projecting the estimated future undiscounted cash flows generated by drilling equipment based on the Company's historical utilization rates and profit margins as well as consideration of the economic conditions of the industry. However, due to the uncertainty of such factors it is reasonably possible that the estimated future cash flows may change. Additions to drilling equipment, land, buildings and other equipment are reported at cost.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under the new rules long-lived assets must be reviewed for impairment and any impairment would be measured based on the fair value of the assets and would be reported in the year in which the statement is initially adopted. The statement is required to be adopted by the Company during the first quarter of fiscal year 1997. The financial statement impact has not yet been determined; however, management does not expect the impact, if any, will be material to the financial position or results of operations of the Company.

    Depreciation - Depreciation of drilling equipment is computed on an operating day basis (net of estimated salvage value), except for drilling rigs and related equipment which are "mothballed" or otherwise not expected to be used for an extended period of time. During fiscal year 1996 there was a decrease in the estimated salvage value of these inactive drilling rigs and equipment. As a result, depreciation on this equipment was increased in 1996 to reduce the net book value of these assets to their estimated salvage value. The net book value of such drilling equipment is $457,000 and $733,000 at June 30, 1996 and 1995, respectively. The Company recorded $269,000 of depreciation in 1996, $36,000 in 1995 and $131,000 in 1994 on these inactive rigs and related equipment, or $.64 per share, $.08 per share, and $.31 per share, respectively.

    Depreciation of buildings and other equipment is computed by the straight-line method over the estimated useful lives of the assets.

    Income (loss) per share - Income (loss) per share is computed on the basis of weighted average number of shares of common stock and dilutive common stock equivalents outstanding.

    Credit risk - The Company operates its rigs in the state of Oklahoma and grants credit, which is generally unsecured, to its customers (Note
6). At June 30, 1996 approximately 85% of the Company's accounts receivable were from four customers. The Company has not experienced any significant credit losses in 1996, 1995 or 1994 and is not aware of any significant uncollectible accounts at June 30, 1996.

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Fair Value of Financial Instruments - The following methods and assumptions were used by the Company in estimating their fair values of financial instruments: Cash and cash equivalents, accounts receivable, drilling contracts in progress, prepaid expenses, accounts payable, accrued liabilities, and workers' compensation insurance due after one year are each estimated to have a fair value approximating the carrying amount due to the short maturity of those instruments. Notes payable have variable interest rates with carrying values approximating fair values.

2.  Income taxes

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 1996 and 1995 are as follows (dollars in thousands):

                                                  1996      1995
                                                -------   -------
Deferred tax liability - tax
      depreciation over book
      depreciation and write-downs              $   658   $   807
                                                =======   =======
Deferred tax assets:
   Net revenues and expenses recognized for
      tax purposes which are deferred for
      financial purposes                        $    25   $     7
   Net operating loss carryforwards               2,073     2,216
                                                -------   -------
      Total deferred tax assets
         before valuation allowance               2,098     2,223
      Less: Valuation allowance recognized        1,440     1,416
                                                -------   -------
         Net deferred tax assets                $   658   $   807
                                                =======   =======

    The deferred tax assets and liability are offset and, therefore, no deferred tax asset or liability is reflected in the Company's balance sheets at June 30, 1996 and 1995.

    The difference between the amount of the credit for income taxes and the amount which would result from the application of the statutory rate to income (loss) before provision (credit) for income taxes is analyzed as follows (dollars in thousands):

                                         1996     1995     1994
                                       -------  -------   -------
Provision (credit) for income taxes
   at statutory rate                   $  (48)  $  306    $ (201)
Difference resulting from:
   Increase (decrease) in valuation
      allowance for net deferred
      tax assets                           24     (330)      215
   Alternative minimum tax                  -       35         -
   Other                                   24       24       (14)
                                       -------  -------   -------
      Provision for income taxes       $    -   $   35    $    -
                                       =======  =======   =======

    At June 30, 1996, the Company has net operating loss carryforwards for federal tax purposes of approximately $4,800,000 which will expire beginning in the year 2001 if not used. At June 30, 1996, the net operating loss carryforwards for state tax purposes amounted to approximately $12,300,000.

3.  Notes Payable

    During the year ended June 30, 1995, the Company acquired drilling and other equipment by issuing a note payable of $828,000 to the seller of the equipment. The note is payable in monthly installments of principal and interest in the amount of $50,000 until paid in full with interest at a rate of 1% above the national prime lending rate (aggregate rate of 9.25% at June 30, 1996) and is secured by the equipment purchased. The balance due under the agreement at June 30, 1996 was $189,000, which is due within one year. The balance at June 30, 1995 was $742,000 of which $551,000 was expected to be due within one year. The note also contains a prepayment option for the Company and allows the Company to defer up to four of the monthly payments.

    The Company has a revolving line of credit agreement (the "credit agreement") with a bank. Credit availability is subject to a monthly borrowing base determination calculated as 75% of the Company's accounts receivable less than 90 days old, not to exceed $750,000. At June 30, 1996, $555,000 of borrowings were outstanding under the revolving line of credit (none at June 30, 1995). The credit agreement, which expires October 31, 1996 unless renewed, provides for monthly interest payments which accrue at a rate of 1/2 of 1% over the lender's national prime rate (aggregate rate of 8.75% at June 30, 1996). Outstanding advances and accrued interest are due in full upon expiration of the credit agreement. The credit agreement is secured by the Company's accounts receivable.

4.  Contingency

    Workers' Compensation - The Company is covered by a workers' compensation insurance plan for its employees under which the Company is responsible for claims up to $100,000 ($250,000 prior to June 1995) per incident.

    At June 30, 1996 and 1995, the Company has an estimated net liability for accrued workers' compensation costs totaling $521,000 and $513,000 respectively. Under the plan, the Company is to reimburse the administrator for costs as those costs are paid by the administrator, normally over a five year period. Accordingly, at June 30, 1996 and 1995, $75,000 and $447,000 respectively, were classified as due after one year, in the accompanying balance sheets.

    Total workers' compensation costs incurred by the Company were $597,000, $979,000 and $876,000 for the years ended June 30, 1996, 1995 and 1994 respectively, and were based on actual and estimated claims incurred. For the year ended June 30, 1996, workers' compensation expense was reduced by $48,000 ($.11 per share) for changes in estimates of claims relating to prior fiscal years. Workers' compensation expense for the years ended June 30, 1995 and 1994 was increased by $40,000 and $99,000 ($.09 and $.23 per share) respectively, for changes in the estimated costs of claims that occurred in prior fiscal years.

    The Company accrues losses for workers' compensation based on management's estimate of the expected cost of claims incurred. The estimates are based upon known information, historical experiences and consideration of risk reduction techniques, when applicable, such as stop loss insurance on individual claims. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in the future; however, management does not expect that such changes will be material to the financial position or results of operations of the Company.

5.  Incentive stock option plan

    In September 1981, the Company established the 1981 Incentive Stock Option Plan under which the Company was authorized to award options on up to 5,000 shares of common stock to certain officers and key employees of the Company. The 1981 Incentive Stock Option Plan expired in September 1991, and was not renewed, however outstanding options may be exercised any time through June 1999. There has been no activity in outstanding options during the past three fiscal years. At June 30, 1996, options for 1,000 shares (at an exercise price of $14.875) were outstanding.

6.  Major customers

    Contract drilling operations revenues include revenues from certain customers which individually account for 10% or more of these contract drilling operations revenues as follows:

                                 1996           1995           1994
                              ----------     ----------     ----------
Customer
   A                          $3,333,000     $  879,000     $        -
   B                           1,881,000      2,561,000      2,324,000
   C                                   -              -        871,000
   D                           1,042,000      2,082,000      1,766,000
                              ----------     ----------     ----------

                              $6,256,000     $5,522,000     $4,961,000
                              ==========     ==========     ==========

                               SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1996.

                                     BONRAY DRILLING CORPORATION

                                  BY:         RICHARD B. HEFNER
                                              Richard B. Hefner
                                     President, Chief Executive Officer
                                                and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 27, 1996.


     RAYMOND H. HEFNER, JR.     Chairman of the Board of Directors
     Raymond H. Hefner, Jr.


     RICHARD B. HEFNER          President, Chief Executive Officer
     Richard B. Hefner                     and Director


     PHILIP C. DAY              Treasurer and Chief Financial Officer
     Philip C. Day


     JOANNE BELCHER             Controller and Chief Accounting Officer
     Joanne Belcher


     WILLIAM B. CLEARY                       Director
     William B. Cleary


     HOBART A. SMITH                         Director
     Hobart A. Smith


    JAMES R. TOLBERT III                     Director
    James R. Tolbert III

                           INDEX TO EXHIBITS
EXHIBIT                          PAGE NUMBER OF INCORPORATION
NO.    DESCRIPTION               OR METHOD OF FILING

3(a)   Registrant's Certificate  Form 10-Q for the six months
       of Incorporation and all  ended December 31, 1986,
       amendments                Exhibit 19(a)

3(b)   Registrant's Restated     Form 10-Q for the six months
       By-laws (dated May 6,     ended December 31, 1986,
       1981, as amended          Exhibit 19(b)
       November 25, 1986)

10(a)  1981 Incentive Stock      Form 10-K for the fiscal year
       Option Plan for Bonray    ended June 30, 1995,
       Drilling Corporation and  Exhibit 10(a)
       its Subsidiaries

10(b)  Commercial Promissory     Form 10-K for the fiscal year
       Note - Fixed or Variable  ended June 30, 1995,
       Rate by and between       Exhibit 10(b)
       Bonray Drilling Corpora-
       tion and BancFirst

27     Financial Data Schedule   Filed herewith electronically
