Form 10-Q
period 1996-09-30
BONRAY DRILLING CORP
filed 1996-11-12
CIK 351693

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1996.

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

Class                                 Outstanding at October 31, 1996
Common Stock, $1.00 par value                   423,540 shares

                       BONRAY DRILLING CORPORATION
                                  Index

                                                                Page
                                                               Number
                                                               ------

PART I.  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets at September 30,
   1996 and June 30, 1996.

Condensed Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995.

Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial
   Condition and Results of Operations.


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since the items are either inapplicable or the answer is negative.

                   PART I.  FINANCIAL INFORMATION

                    BONRAY DRILLING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at September 30, 1996 is unaudited)
                        (Dollars in thousands)
                                                 September 30, June 30,
                                                     1996        1996
                                                 ------------- --------
Assets

Current assets:
   Cash and cash equivalents                       $    82     $   187
   Accounts receivable, net                          2,411       2,172
   Drilling contracts in progress                        5          20
   Prepaid expenses                                    131          89
                                                   -------     -------
      Total current assets                           2,629       2,468

Properties and equipment, net                        7,827       7,843
                                                   -------     -------
         Total assets                              $10,456     $10,311
                                                   =======     =======
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                $   772     $   689
   Notes payable:
      Short term line of credit                        555         555
      Other                                             43         189
   Accrued liabilities:
      Salaries and wages                               163         246
      Workers' compensation insurance                  557         446
      Other                                            185         177
                                                   -------     -------
      Total current liabilities                      2,275       2,302

Obligations due after one year                          96         103

Stockholders' equity:
   Common stock, $1.00 par value; 800,000
      shares authorized, 432,740 shares
      issued                                           433         433
   Capital in excess of par value                   12,497      12,497
   Accumulated deficit                              (4,753)     (4,932)
                                                   -------     -------
                                                     8,177       7,998
      Less - cost of 9,200 treasury shares              92          92
                                                   -------     -------
      Total stockholders' equity                     8,085       7,906
                                                   -------     -------
         Total liabilities and stockholders'
            equity                                 $10,456     $10,311
                                                   =======     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                     BONRAY DRILLING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)
           (Dollars in thousands, except per share amounts)
                                                   Three Months Ended
                                                     September 30,
                                                   ------------------
                                                    1996      1995
                                                    ----      ----
Revenues:
   Contract drilling
      operations                                   $ 2,980   $ 2,360
   Gain (loss) on disposal of assets                    35        (7)
   Other                                                11        11
                                                   -------   -------
                                                     3,026     2,364

Costs and expenses:
   Contract drilling operations                      2,309     1,951
   General and  administrative                         240       236
   Depreciation                                        298       317
                                                   -------   -------
                                                     2,847     2,504
                                                   -------   -------

Net income (loss)                                  $   179   $  (140)
                                                   =======   =======
Net income (loss) per share                        $   .42   $  (.33)
                                                   =======   =======

Average shares outstanding                         423,540   423,540
                                                   =======   =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                      BONRAY DRILLING CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                        (Dollars in thousands)
                                                     Three Months Ended
                                                        September 30,
                                                     ------------------
                                                       1996      1995
                                                      ------    ------
Cash flows from operating activities:
   Cash received from customers                      $ 2,949   $ 2,760
   Cash paid to suppliers and employees               (2,667)   (2,434)
   Interest received                                       -         1
   Interest paid                                         (14)      (19)
   Other cash receipts                                    18        16
                                                     -------   -------
      Net cash provided by operating
         activities                                      286       324
Cash flows from investing activities:
   Proceeds from sales of assets                          48         8
   Capital expenditures                                 (293)     (193)
                                                     -------   -------
      Net cash provided (used) by
         investing activities                           (245)     (185)
Cash flows from financing activities:
   Repayment of short term borrowings                   (146)     (132)
                                                     -------   -------
   Net cash used by financing activities                (146)     (132)
                                                     -------   -------
Net increase (decrease) in cash and cash
   equivalents                                          (105)        7
Cash and cash equivalents at beginning of period         187       160
                                                     -------   -------
Cash and cash equivalents at end of period           $    82   $   167
                                                     =======   =======

Reconciliation of net loss to net cash provided
   by operating activities:
Net income (loss)                                    $   179   $  (140)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                       298       317
      Change in assets and liabilities:
      Decrease (increase) in current assets:
        Accounts receivable                             (239)      312
         Drilling contracts in progress                   15       (50)
         Prepaid expenses and taxes                      (42)      (21)
      Increase (decrease) in current liabilities:
         Accounts payable                                 83      (107)
         Accrued liabilities                              36         7
      Loss (gain) on disposal of assets                  (35)        7
     Obligations due after one year                       (7)       (7)
     Other                                                (2)        6
                                                     -------   -------
            Total adjustments                            107       464
                                                     -------   -------
Net cash provided by operating activities            $   286   $   324
                                                     =======   =======

The accompanying notes are an integral part of these financial statements.

                       BONRAY DRILLING CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
                           September 30, 1996

1. In the opinion of the Company the accompanying unaudited condensed financial statements contain all adjustments (consisting of primarily normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and June 30, 1996, the results of operations for the three months ended September 30, 1996 and 1995 and the changes in financial position for the three month period then ended. The condensed balance sheet at June 30, 1996 was derived from information obtained from audited financial statements as of that date.

2. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Net income per common share is computed on the basis of the weighted average shares of common stock outstanding.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company reported net working capital September 30, 1996 of $354,000 and a current ratio of 1.16 to 1, compared to net working capital of $166,000 and a current ratio of 1.07 to 1 at June 30, 1996. The decrease in cash and cash equivalents of $105,000 during the quarter is largely due to expenditures for drilling equipment.

     Most of the Company's customers pay for services on a basis of 60 to 90 days. Due to the inordinate delay in collecting receivables, the Company has a line of credit at a local bank. The agreement with the bank provides for credit up to $750,000 at a rate 1/2% above the national prime lending rate and requires the Company to pledge up to 75% of its receivables. The agreement expires October 31, 1997. At the end of the quarter, the Company had $555,000 of borrowings under this agreement.

     Management will continue to exercise tight controls in order to minimize expenses without affecting productivity and by making only those capital expenditures required to maintain the rigs in good operating condition.

Results of Operations

     Revenues from contract drilling operations for the first quarter of fiscal year 1997 were $2,980,000, compared to $2,766,000 reported last quarter and $2,360,000 reported for the same period last year.

     Gross income from drilling operations, excluding depreciation was $373,000 which compares to a gross income of $253,000 last quarter and gross income of $92,000 for the same quarter last year. Rig utilization during the first quarter of fiscal year 1997 was 49.06% compared to 49.67% last quarter and 43.99% for the same period last year. The increase in gross income from last quarter and the same quarter a year ago is the result of the Company's efforts in controlling costs along with a slight increase in drilling day rates.

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

                                                 Three Months Ended
                                              --------------------------
                                              9/30/96   6/30/96  9/30/95
                                              -------   -------  -------
Revenue
   Daywork                                   79.5%     94.4%     87.5%
   Footage                                   20.5%      5.6%     12.5%
   Turnkey                                    0.0%      0.0%      0.0%
Operating Profit
   Daywork                                   91.5%     94.7%     94.4%
   Footage                                    8.5%      4.8%      5.6%
   Turnkey                                    0.0%       .5%      0.0%

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during the quarter ended September 30, 1996. The effect of adopting this Standard had no impact on the financial position or results of operations of the Company for the quarter.

    Depreciation for the quarter was $298,000, which is $19,000 less than the same quarter a year ago. The quarter ended September 30, 1995 includes a charge to depreciation on stacked or mothballed rigs of $20,000.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The following exhibit is filed with this Form 10-Q and is identified by the number indicated:

    27      Financial Data Schedule

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                             SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BONRAY DRILLING CORPORATION


Date:  November 12, 1996            By: RICHARD B. HEFNER
                                        Richard B. Hefner, President and
                                        Chief Executive Officer



Date:  November 12, 1996            By: JOANNE BELCHER
                                        Joanne Belcher, Controller,
                                        Chief Accounting Officer and
                                        Treasurer

                            EXHIBIT INDEX

Exhibit                                    Method of Filing
-------                                    ----------------
         27   Financial Data Schedule   Filed herewith electronically
